Form 10-Q
period 1996-06-01
RAG SHOPS INC
filed 1996-07-12
CIK 874385

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 1, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ... to ...

                        Commission File No. 0-19194

                              RAG SHOPS, INC.
          (Exact name of registrant as specified in its charter)

             DELAWARE                                  51-0333503
  (State or other jurisdiction of            (I.R.S. Employer Identification
  incorporation or organization)                         Number)

         111 WAGARAW ROAD
       HAWTHORNE, NEW JERSEY                              07506
  (Address of principal executive                      (Zip Code)
             offices)

Registrant's telephone number, including area code (201) 423-1303

          Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
          (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                      No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                          OUTSTANDING AT JUNE 30, 1996
   Common stock, par value $.01                         4,514,400

                     RAG SHOPS, INC. AND SUBSIDIARIES




                                   INDEX








                                                                       Page


PART 1 - FINANCIAL INFORMATION

 Item 1. Financial Statements

   Condensed consolidated balance sheets - June 1, 1996
      (unaudited) and September 2, 1995                                   3

   Condensed consolidated statements of income - three
      months and nine months ended June 1, 1996 (unaudited)
      and June 3, 1995 (unaudited)                                        4

   Condensed consolidated statements of cash flows -
      nine months ended June 1, 1996 (unaudited) and
      June 3, 1995 (unaudited)                                            5

   Notes to condensed consolidated financial statements                   6

 Item 2. Management's Discussion and Analysis of Results of
   Operations and Financial Condition                                   7-9

PART II - OTHER INFORMATION

 Items 1. - 5.                                                           10

 Item 6. Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                               10

                     RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                        (All amounts in thousands)

                                                    June 1,    September 2,
                                                     1996          1995
                                                  (Unaudited)    (Note A)

                              ASSETS

Current assets:
 Cash                                               $   785     $     911
 Merchandise inventories                             21,040        27,559
 Prepaid expenses                                       832           541
 Other current assets                                   376            92
 Deferred income taxes                                  674           674

 Total current assets                                23,707        29,777

Property and equipment, net                           4,448         4,726
Other assets                                            513           318

                                                     $28,668      $34,821

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Note payable-bank                                 $      -       $ 4,735
 Accounts payable-trade                               3,402         7,448
 Accrued expenses and other current liabilities       1,451         1,781
 Accrued salaries and wages                             556           652
 Income taxes payable                                   245-
 Current portion of long-term debt                      619      -

    Total current liabilities                         6,273        14,616

Deferred income taxes                                   133           133
Long-term debt                                        1,391-

Stockholders' equity:
 Preferred stock--
 Common stock                                            45            45
 Additional paid-in capital                           6,039         6,039
 Retained earnings                                   14,787        13,988

    Total stockholders' equity                       20,871        20,072

                                                        $28,668   $34,821

Note A: Derived from the September 2, 1995 audited balance sheet.

See notes to the condensed consolidated financial statements.

                               Page 3 of 10
                          RAG SHOPS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

               (All amounts in thousands, except share data)

                             Three Months Ended        Nine Months Ended

                              June 1,     June 3,      June 1,    June 3,
                               1996        1995         1996       1995

Net sales                 $   18,506   $   19,816   $  67,351   $   68,497
Cost of merchandise sold
 and occupancy costs          11,750       12,345      43,005       42,646

Gross profit                   6,756        7,471      24,346       25,851

Store expenses                 3,991        4,730      15,658       15,505
General and administrative
 expenses                      2,141        2,260       7,272        7,321

   Total operating expenses    6,132        6,990      22,930       22,826

Income from operations           624          481       1,416        3,025
Interest (expense) income,
 net                             (30)           8        (120)         (84)

Income before provision for
 income taxes                    594          489       1,296        2,941
Provision for income taxes       228          191         497        1,147

Net income                $      366   $      298  $      799   $    1,794

PER SHARE DATA:

Net income per share      $      .08   $      .07  $      .18   $      .40

Dividends per share       $        -   $        -  $        -   $        -

Weighted average shares
 outstanding               4,514,400    4,535,847   4,515,895    4,526,583

See notes to the condensed consolidated financial statements.

                      RAG SHOPS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                        (All amounts in thousands)

                                                     Nine Months Ended
                                                    June 1,     June 3,
                                                     1996        1995
Cash flows from operating activities:
 Net income                                          $   799      $1,794
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                      929         915
      Loss on disposition of property and equipment       14           -
 Changes in assets and liabilities:
   (Increase) decrease in:
          Merchandise inventories                      6,519       5,995
          Prepaid expenses                              (291)       (412)
          Other current assets                          (284)         27
          Other assets                                  (209)         (6)
   Increase (decrease) in:
          Accounts payable-trade                      (4,046)     (1,491)
          Accrued expenses and other current liabilities(330)       (299)
          Accrued salaries and wages                     (96)       (161)
          Income taxes payable                           245         621

 Net cash provided by operating
      activities                                       3,250       6,983

Cash flows from investing activities:
 Payments for purchases of property and equipment       (645)       (191)
 Proceeds from sale of property and equipment              4           -

 Net cash used in investing activities                  (641)       (191)

Cash flows from financing activities:
 Proceeds from issuance of note payable-bank          25,880      16,946
 Repayments of note payable-bank                     (30,615)    (23,501)
 Long-term borrowings                                  2,000           -

 Net cash used in financing activities                (2,735)     (6,555)

Net (decrease) increase in cash                         (126)        237
Cash, beginning of period                                911       1,180

Cash, end of period                                 $    785     $ 1,417

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                         $    147     $   103

   Income taxes                                     $    198     $   463

Supplemental schedule of non-cash investing and
 financing activities:
  Purchase of property and equipment in exchange
      for long-term debt                            $     10     $     -

See notes to the condensed consolidated financial statements.

                 RAG SHOPS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED JUNE 1, 1996 AND  JUNE 3, 1995


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the nine months ended June 1, 1996 are not necessarily indicative of results for the fiscal year.

Certain information and footnote disclosures normally included in finan-cial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission in November 1995.

NOTE 2 - LONG TERM DEBT

During the quarter ended June 1, 1996, the Company borrowed $2,000,000 ("term loan") under the terms of its credit facility with a bank to finance its new point-of-sale cash register software, data collection and computer systems. The term loan, which bears interest at a fixed rate of 8%, matures May 1, 1999 and is collateralized by property and equipment.





























                             Page 6 of 10
                          RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.
                                 Three Months Ended  Nine Months Ended

                                  June 1,   June 3,   June 1,  June 3,
                                   1996      1995      1996     1995


Net sales                           100.0%    100.0%    100.0%  100.0%
Cost of merchandise sold and
 occupancy costs                     63.5      62.3      63.9    62.3

Gross profit                         36.5      37.7      36.1    37.7
Store expenses                       21.5      23.9      23.2    22.6
General and administrative expenses  11.6      11.4      10.8    10.7

Income from operations                3.4       2.4       2.1     4.4
Net income                            2.0%      1.5%      1.2%    2.6%


Net sales decreased by $1,310,000 and $1,146,000 for the three and nine months ended June 1, 1996 representing a decrease of 6.6% and 1.7%, respectively, over the comparable prior periods primarily due to decreases in comparable store sales offset by new store sales of $613,000 and $2,341,000, respectively. During the three and nine months ended June 1, 1996, comparable store sales decreased 8.8% and 4.5%, respectively. Management believes these decreases were primarily due to a weak retail environment which existed throughout the spring selling season in its business segment. The Company is revising marketing plans for the upcoming year in an attempt to improve comparable store sales.

Gross profit percentage decreased by 1.2% and 1.6% for the three and nine months ended June 1, 1996, respectively, from the comparable prior periods. The decrease for the three month period was primarily attributable to increased occupancy costs and a decrease in comparable store net sales. The decrease for the nine month period was primarily attributable to increased competitive promotional sales activity during the Christmas season and secondarily attributable to increased occupancy costs.

Stores expenses decreased by $739,000 and increased by $153,000 for the three and nine months ended June 1, 1996, respectively. The decrease for the three month period was primarily a result of a planned reduction in advertising costs through increased efficiencies and secondarily due to a reduction in payroll and payroll related expenses. The increase for the nine month period was primarily due to the planned accelerated advertising program for the first six months of the fiscal year. As a percentage of net sales, store expenses decreased by 2.4% and increased by 0.6% for the three and nine months ended June 1, 1996, respectively, over comparable prior periods primarily as a result of the advertising and payroll variances discussed above.

                   RAG SHOPS, INC. AND SUBSIDIARIES

General and administrative expenses remained relatively constant, both in actual dollars and as a percentage of net sales, during each period.

The effective tax rate for the three and nine months ended June 1, 1996 was estimated at 38.3% as compared to 39.0% for the comparable prior periods. The 38.3% represents the Company's estimate of what the effective tax rate will be for the fiscal year ending August 31, 1996.

Net income increased $68,000 and decreased $995,000 for the three and nine months ended June 1, 1996, respectively, compared to the comparable prior periods. The increase in net income for the three month period is due to the decrease in advertising, payroll and payroll related expenses offset by the decrease in gross profit. The decrease in net income for the nine month period is due to the increase in promotional sales during the first half of the fiscal year which resulted in a decrease in gross profit, the increase in occupancy costs which resulted in a decrease in gross profit and the net increase in advertising costs which resulted in an increase in store expenses.

Seasonality

The Company's business is seasonal, which the Company believes is typical of the retail fabric and craft industry. The Company's highest sales and earnings levels historically occur between September and December. The Company has historically operated at a loss during the fourth quarter of its fiscal year, the June through August summer period.

Year to year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including the timing and duration of holiday selling seasons and the timing of new store openings and promotional markdowns.

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended June 1, 1996 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $2,273,000 for the nine months ended June 1, 1996 as compared to the September 2, 1995 amount as a result of the Company retaining its net income for this period.

The Company maintains a $10,000,000 credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.25% at June 1, 1996) and under the term loan are fixed at eight percent (8%). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial

                             Page 8 of 10
                          RAG SHOPS, INC. AND SUBSIDIARIES

covenants. The Company has satisfied its line of credit clean-up provision for 1996 during the three months ended June 1, 1996. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $4,935,000 and $6,930,000 for the nine months ended June 1, 1996 and June 3, 1995, respectively. The Company intends to maintain the availability of the line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company will continue to install its point-of-sale systems during the remainder of the fiscal year and anticipates completing installation in all stores by spring 1997. Since the Company's expectation as to the timing of the completion of the installation of its point-of-sale system is forward-looking, and since the timing may be impacted by factors outside of the Company's control, including defects in equipment, there can be no assurance that the point-of-sale system will be installed within the anticipated time frame.

Net cash provided by operating activities for the nine months ended June 1, 1996 and June 3, 1995 amounted to $3,250,000 and $6,983,000, respectively, and $645,000 and $191,000, respectively, was used for purchases of property and equipment. The Company has opened one new store, closed two stores and will complete expansion of two stores during the current year. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit.

























                             Page 9 of 10
                          RAG SHOPS, INC. AND SUBSIDIARIES





PART II - OTHER INFORMATION

 Items 1.- 5.  Not applicable

 Item  6.      Exhibits and Reports on Form 8-K

  (a) Exhibits - None
  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.







                              SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAG SHOPS, INC.



Date:     July 11, 1996
                                        Stanley Berenzweig
                                        Chairman Of The Board and
                                        Principal Executive Officer



Date:     July 11, 1996
                                        Steven B. Barnett
                                        Principal Financial Officer and
                                        Principal Accounting Officer

                   RAG SHOPS, INC. AND SUBSIDIARIES





PART II - OTHER INFORMATION

 Items 1.- 5.                 Not applicable

 Item  6.                     Exhibits and Reports on Form 8-K

  (a) Exhibits - None
  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.







                              SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RAG SHOPS, INC.



Date:     July 11, 1996       /s/ Stanley Berenzweig
                                        Stanley Berenzweig
                                        Chairman Of The Board and
                                        Principal Executive Officer



Date:     July 11, 1996       /s/ Steven B. Barnett
                                        Steven B. Barnett
                                        Principal Financial Officer and
                                        Principal Accounting Officer