Form 10-K
period 1996-08-31
RAG SHOPS INC
filed 1996-11-19
CIK 874385

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K


  X        ANNUAL REPORT PURSUANT TO SECTION
            13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended August 31, 1996
                                    OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to _______


                 Commission File Number: 0-19194

                      RAG SHOPS, INC.
     (Exact name of registrant as specified in its charter)

              DELAWARE                           51-0333503
   (State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)        Identification Number)

         111 WAGARAW ROAD
      HAWTHORNE, NEW JERSEY                        07506
  (Address of principal executive               (Zip Code)
             offices)

Registrant's telephone number including area code: (201) 423-1303

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK, $.01 PAR VALUE
                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes    x       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes    x       No

As of October 21, 1996, there were outstanding 4,514,400 shares of Common Stock. Based on the price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $4,706,775.


               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1996 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

     Certain exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, as listed in response to Item 14(a)(3).

     [The remainder of this page is intentionally blank.]

                             PART I

ITEM 1. BUSINESS.

General

     Rag Shops, Inc., a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey corporation having the same name which was incorporated in September 1984, as a holding company for numerous subsidiaries that have operated retail stores since 1963. As of October 15, 1996, Rag Shops, Inc. operates 67 specialty retail stores which sell competitively priced fabric and craft merchandise. The Company caters to value conscious consumers who sew and create decorative accessories. The Company believes that its wide selection of currently popular merchandise, value-pricing policy and commitments to both customer service and advertising are principal factors contributing to its profitability. The Company's stores are destination-oriented and also attract shoppers from other stores located in the same shopping center.

     As of August 31, 1996, the Company operated 32 retail stores in New Jersey, 18 in Florida, eight in Pennsylvania, seven in New York, one in Rhode Island and one in Connecticut. The Company has opened one store in Florida and closed one store in Rhode Island since August 31, 1996. The Company anticipates opening an additional two to four stores and closing three stores during the remainder of its fiscal year ending August 30, 1997. The Company's expansion strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. The following table sets forth information with respect to store openings and closings since fiscal 1992:


                                                Fiscal Years

                                         1996 1995 1994 1993 1992

Stores open at beginning of period         69   68   61   54   44
Stores opened during period                 1    2    8   10   10
Stores closed during period                 3    1    1    3    -
Stores open at end of period               67   69   68   61   54


Products

     The Company's stores offer a diverse and extensive assortment of value-priced fabrics, crafts and related items to creative sewing and craft consumers. For fiscal years 1994, 1995 and 1996 sales of crafts accounted for approximately 67.4%, 66.2% and 65.3% respectively, of the Company's net sales, and sales of fabrics accounted for the remainder.

     Each of the Company's stores offers fabric, craft and related products. Fabric items available at the Company's stores include apparel and home decorative fabrics, trimmings, patterns and sewing notions. Craft items include silk flowers, wicker, picture frames, wood products, stitchery, yarn, wearable art, art supplies and craft supplies. As of August 31, 1996, fifty-six stores offer custom picture framing. The Company also sells a wide variety of seasonal merchandise with special emphasis on the Easter, Back-to-School, Halloween and Christmas seasons.

     Through their purchase of craft, fabric and other items, used either individually or in combination, the Company's customers can hand make a wide variety of finished products for personal use, gifts, home beautification and seasonal decoration. For example, fabrics can be made into career, leisure, children's, bridal and special occasion fashions, draperies and upholstery for home decoration and hand made quilts and, from the Company's selection of craft items, customers can create needle point and stitchery, personalized hand painted apparel, floral arrangements and dolls.

Merchandising and Advertising

     The Company's marketing and merchandising strategy emphasizes the sale of multiple products to be used by the customer to create a single project. To assist customers in making their own selections and to encourage their purchase of several products, the Company's stores display finished models that incorporate a variety of merchandise in close proximity to where the components are sold. The models are created by employees at the stores conforming to Company guidelines.

     Each of the Company's stores offers at least three craft or sewing classes every week to further promote both specific products and store business. During each class, participants complete a project using materials purchased from the store at which the class is offered. Merchandise instructional demonstrations are held periodically at charitable organizations, conventions and schools as an effective method of attracting customers and generating the purchase of fabrics, crafts and related merchandise necessary for the customer to create the featured apparel.

     Merchandise at the Company's stores is displayed on conveniently arranged fabric tables and fixtures to facilitate customer access. The general layout of merchandise, adjusted seasonally and as otherwise necessary to adapt to marketing conditions, is planned by the Company's management to give prominence to the types of merchandise currently in demand.

     Approximately five percent of the Company's sales is expended for a 52 week per year advertising program. In September 1996 the Company commenced utilizing free standing newspaper inserts, alternating with newspaper print advertisements. These newspaper inserts are also displayed at the front of each store and describe a calendar of promotions emphasizing special sale items, seasonal products and other currently popular merchandise. Previously the Company utilized direct mail, newspaper print, weekly in-store promotions and television in the New Jersey metropolitan area and in Florida. The free standing newspaper inserts are received by approximately 3 million people as compared to the direct mail previously utilized that was received by approximately 1 million people.

     For the Back-to-School season and holiday seasons of Easter, Halloween and Christmas, the Company utilizes a fully developed merchandising program including special inventory, layout, instructional ideas and promotions with highly focused displays. During these peak seasons approximately 25% of store selling space is devoted to seasonal merchandise.

Seasonality

     The Company's business is seasonal, which the Company believes is typical of the retail fabric and craft industry. The Company's highest sales and earnings levels historically occur between September and December. The Company has generally operated at a loss during its fourth fiscal quarter, the June through August summer period. The Company's results of operations depend significantly upon the sales generated from September through December and any material decrease in sales for such period could have a material adverse effect upon the Company's profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

Store Operations

     The Company's store operations are divided into six geographic districts, each managed by a district manager. Stores typically are staffed with a manager, an assistant manager, one department head each for fabrics and crafts, sales personnel, cashiers and stock clerks.

     District managers supervise store management, monitor the Company's stores to ensure compliance with procedures, policies and budgets, determine whether adequate levels of merchandise are available at the stores and reallocate merchandise among stores as dictated by selling trends at individual stores. Store managers are responsible for operation of individual stores, including recruiting and hiring store personnel.

     Store managers place orders to replenish inventory from the Company's 85,000 square foot distribution center in Paterson, New Jersey, and may also directly order certain core merchandise designated by management from the Company's suppliers. Orders for merchandise stocked in the distribution center are placed by the store manager on a regular basis through a computer in the store. Deliveries from the distribution center are made by Company-owned vehicles or by independent trucking companies.

     Stores are generally open from 10:00 A.M. to 9:00 P.M. Monday through Saturday and 11:00 A.M. to 6:00 P.M. on Sunday, with extended hours during the Christmas season. Approximately 77% of receipts at the Company's stores are for cash or check, with the balance paid for with MasterCard, Visa or Discover. The average sale is approximately $11.50.

Expansion Strategy

     While management does not believe there are significant geographic constraints on the locations of future stores, the Company's strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. When deciding whether to open a new store, the principal factors the Company typically evaluates are the amount of consumer traffic generated by the market area, the demographic composition of the customer base in the market area, store position in the shopping center, rent structure, available media, advertising expense, and other costs associated with opening the store. Historically, stores tend to become profitable after six to twenty-four months.

Sources of Supply

     The Company purchases its merchandise from more than 300 suppliers. The Company's merchandise is primarily purchased from domestic suppliers (including distributors that import goods from the Far East) and the balance is acquired directly from manufacturers in the Far East, including Hong Kong, Taiwan, Thailand, Korea, China and the Philippines. All of the merchandise purchased directly from foreign manufacturers, consisting primarily of silk flowers, seasonal merchandise and staple craft products, is sold under the Company's private label. As is customary in the industry, the Company does not have any long-term or exclusive contracts with any suppliers. The Company believes that alternate sources of merchandise are readily available at comparable prices.

     Consistent with industry practice, merchandise from manufacturers in the Far East is ordered four to six months in advance to assure delivery prior to the selling season for the merchandise. Letters of credit are issued to the foreign manufacturers with specific terms regarding the merchandise ordered, inspection prior to shipment and time and place of delivery. The Company assumes the risk of loss on a F.O.B. basis when goods are delivered to a shipper and is insured against casualty losses arising during shipping.

Competition

     The retail craft and fabric industry (the "Industry") is highly competitive. The Company competes with other national, regional and independent specialty craft and/or fabric retailers and mass merchandisers, some of which have greater financial and other resources than the Company. The Company believes it competes on the basis of merchandise selection, customer service, price and advertising. Competitors include A.C.Moore, Ben Franklin Craft franchisees, Fabri-Centers of America, Inc., House of Fabrics, Inc. and Michaels Stores, Inc.

     The Industry has experienced a recent consolidation and contraction. National specialty retailer acquisitions include Fabri-Centers of America, Inc.'s acquisition of Cloth World, a division of Brown Group, Inc. in October 1994 and Michaels Stores, Inc.'s acquisition of Leewards Creative Crafts , Inc. in July 1994 and Aaron Brothers, Inc. in March 1995. These acquisitions were a catalyst for store closures where duplicate stores within a specific geographic market resulted. In addition, House of Fabrics, Inc. closed 458 stores during the three years ended January 31, 1996. The Company believes these store closures were an impetus for accelerated markdowns and inventory liquidation sales in the Industry. In addition, there have been bankruptcies in the industry including House of Fabrics, Inc. and Piece Goods Shop Co.

Employees

     As of August 31, 1996, the Company has approximately 1,140 employees, consisting of approximately 340 full time and 800 part time employees. Full time personnel consist of approximately 190 salaried and 150 hourly employees. All part time personnel are hourly employees. During seasonal peak periods, the Company hires temporary personnel. Effective April 1, 1996, approximately 45 employees in the Company's distribution center are covered by a collective bargaining agreement with Local 161 of the Union Of Needletrades, Industrial And Textile Employees, AFL-CIO. This agreement expires in March 1999. The Company considers its relationships with its employees to be good.


Trademarks

     The Company's trademark "THE RAG SHOP" was registered in the United States Patent Office on September 9, 1969 and thereafter renewed. This registration is renewable indefinitely so long as the mark is used by the Company.

ITEM 2.  PROPERTIES.

     The Company's office facilities and its Hawthorne, New Jersey store occupy approximately 15,900 and 17,600 square feet, respectively, in the same strip shopping center in Hawthorne, New Jersey. The store and offices are leased from Momar Realty L.L.C., the two members of which are Stanley Berenzweig, Chairman of the Board and Doris Berenzweig, Secretary. The Company's distribution center and all of its other stores are leased from non-affiliates of the Company.

     The Company's 85,000 square foot distribution center is located in Paterson, New Jersey. The Company believes that its distribution center is adequate for its needs through the expiration of the current term of the lease in July 1998. The Company has one option to renew the lease for a period of two years. The Company also expects to lease approximately 20,000 to 30,000 square feet of warehouse space for approximately eight months each year to accommodate seasonal merchandise.

     The Company's stores, all of which are located in leased facilities, range in size from approximately 5,000 square feet to 17,600 square feet. The average size of the Company's stores is approximately 9,200 square feet with approximately 90% of the area of each store representing selling space. The Company seeks to open new stores in the range of approximately 12,000 to 15,000 square feet. However, the Company often maintains options to expand store size and will exercise those options or otherwise enlarge particular stores as circumstances warrant. The following table (i) sets forth the number of store leases due to expire, including options to renew, during the year indicated, (ii) includes one store opened in October 1996 and (iii) excludes one store closed in September 1996. The closed store lease expires June 1999, however, the Company is negotiating with the landlord to terminate the lease effective December 31, 1996.

                           LEASE EXPIRATIONS

     Year                Number            Year                 Number

     1997                     3            2012                      3
     2000                     1            2013                      6
     2001                     3            2014                      3
     2003                     2            2015                      1
     2004                     2            2016                      2
     2005                     2            2017                      9
     2006                     2            2018                      5
     2008                     4            2019                      4
     2009                     3            2020                      2
     2010                     2            2021                      2
     2011                     4            2023                      1
                                           2026                      1

     Sixty-five of the above stores are located in strip shopping centers, and the remaining three are free-standing buildings. The stores generally are located in close proximity to population centers and other retail operations and are usually on a major highway or thoroughfare, making them easily accessible by automobile. All of the stores provide free parking.

     The leases for the Company's stores are generally for a term of five years, usually with four options to renew for five years each. Under most leases, the Company is required to pay, in addition to fixed minimum rental payments, additional rent based on charges for real estate taxes, common area maintenance fees, utility charges and insurance premiums.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 31, 1996.
                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASDAQ National
Market System ("NASDAQ/NMS") under the symbol "RAGS."

     The following table sets forth, for the periods indicated, the range of high and low sale prices of the Common Stock as reported by NASDAQ from September 4, 1994, through August 31, 1996. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                    High          Low

     Fiscal Quarter Ended

     December 2, 1995               $3.25      $1.875
     March 2, 1996                   2.625      1.875
     June 1, 1996                    2.50       2.00
     August 31, 1996                 2.50       2.00

     Fiscal Quarter Ended

     December 3, 1994              $ 3.00      $2.125
     March 4, 1995                   4.75       1.625
     June 3, 1995                    4.50       3.00
     September 2, 1995               3.75       2.50


     On October 21, 1996, the closing price of the Common Stock was $2.25.

     The approximate number of stockholders of record of the Common Stock at October 21, 1996 was 296. The number of beneficial owners whose shares are held by banks, brokers and other nominees exceeds 1,000.

     The Company has not paid any dividends. The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends on the Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider. In addition, pursuant to the Company's bank line of credit, the Company is prohibited from declaring dividends in any year in excess of its earnings for such year or which would otherwise result in a violation of the Company's covenant to maintain a tangible net worth (as defined in the line of credit commitment letter) of $9,000,000.

ITEM 6.SELECTED FINANCIAL DATA.

                                               Year Ended(1)
                       August 31,September 2,September 3,August 28,August 29,
                          1996      1995        1994        1993      1992
                      (in thousands, except Common Stock Data and Statistics)

OPERATIONS

Net sales              $ 83,767  $ 86,089    $ 89,529    $ 84,151  $ 73,581
Gross profit             30,440    31,592      33,886      34,293    31,154
Store expenses and G&A
  expenses               29,500    30,566      32,504      30,953    26,222
Interest inc/(exp),
  net                      (161)     (134)       (266)        (46)       49
Income before income taxes  779       893       1,117       3,294     4,981
Income before cum effect
  of change in accounting
  principle                 520       542         692       2,011     2,983
Net income             $    520  $    542    $    767    $  2,011  $  2,983

COMMON STOCK DATA

Net income per share before
  cum effect of change
  in acctg principle   $    .12  $    .12    $    .15    $    .44  $    .65
Net income per share        .12       .12         .17         .44       .65
Dividends per share           -         -           -           -         -
Stockholders' equity per
  share                $   4.56  $   4.45    $   4.33    $   4.16  $   3.71
Weighted average out-
  standing            4,515,527 4,526,108   4,515,102   4,571,305 4,606,246

FINANCIAL POSITION

Working capital        $ 16,985  $ 15,161  $   13,851  $   13,308  $ 12,497
Total assets             33,555    34,821      36,079      32,136    28,292
Short-term debt           1,762     4,735       6,555       2,796     3,491
Long-term debt            1,231         -           -           -         4
Stockholders' equity     20,593    20,073      19,531      18,764    16,689

                                          Year Ended(1)
                       August 31,September 2,September 3,August 28,August 29,
                          1996      1995        1994        1993      1992
                      (in thousands, except Common Stock Data and Statistics)

STATISTICS

Net sales increase
 (decrease)              (2.7%)    (3.8%)       6.4%       14.4%     27.2%
Comparable store net
  sales increases(decreases)
  (1)(3)                 (4.9%)    (7.3%)      (4.1%)       (.5%)     8.2%
Return on net sales,
  after income taxes       .6%       .6%         .9%        2.4%      4.1%
Return on average
  stockholders' equity    2.6%      2.7%        4.0%       11.3%     19.6%
Average net sales per
  gross square foot(2) $  135   $   141   $     154  $      166  $    174
Average net sales per
  store (000's)(2)     $1,214   $ 1,265   $   1,362  $    1,447  $  1,422
Stores open at end of
  period                   67        69          68          61        54

  (1) Data for the fiscal years ended August 29, 1992, August 28, 1993, September 3, 1994, September 2, 1995 and August 31, 1996 include the results of operations for 52 weeks, 52 weeks, 53 weeks, 52 weeks and 52 weeks, respectively.

  (2) For purposes of calculating these amounts, the number of stores and the amount of gross square footage have been adjusted to reflect the number of months during the period that new stores were open. These amounts have not been adjusted to reflect the seasonal nature of the Company's net sales or the resulting impact of opening stores in different periods during the year. See "Management's Discussion and Analysis of Financial Information and Results of Operations--Seasonality."

  (3) Comparable store sales increases for a fiscal year include stores commencing with their thirteenth consecutive entire fiscal month.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

Results of Operations

     The following table sets forth as a percentage of net sales, certain items appearing in the Company's Consolidated Income Statements for the indicated years.

                                             Year Ended
                                      1996      1995      1994
               Net sales             100.0%    100.0%    100.0%
               Cost of merchandise sold
                 and occupancy costs  63.7      63.3      62.2
               Gross profit           36.3      36.7      37.8
               Store expenses         23.8      23.9      24.9
               General and administrative
                 expenses             11.4      11.6      11.4
               Income from operations  1.1       1.2       1.5
               Net income               .6%       .6%       .9%

     The Company's net sales decreased in 1996 by $2,323,000 or 2.7% due to decreases in comparable store sales of $4,169,000 or 4.9% partially offset by new store sales of $2,732,000. Management believes the decreases in comparable store sales were primarily due to inclement weather conditions in the northeast region during the winter this year compared to the comparable period last year and the weak retail environment which existed throughout the spring and summer selling seasons in our industry segment. In an attempt to improve comparable store sales, the Company has commenced a new marketing plan in September 1996 which utilizes free standing newspaper inserts, alternating with newspaper print advertisements which significantly increases the distribution and frequency of the Company's advertisements. The Company's net sales decreased in 1995 by $3,440,000 or 3.8% due to decreases in comparable store sales of $6,414,000 or 7.3% partially offset by new store sales of $4,621,000. Approximately $1,582,000 or 46% of the decrease in net sales was due to the fifty-third week in 1994 versus fifty-two weeks in 1995. The remaining portion of the decrease in net sales was primarily a result of the continued consolidation in our industry causing inventory liquidation sales by competitors. Management believes that the marketing plan which commenced in the first quarter of 1996 was a principal factor that contributed to the trend of comparable store sales decreases diminishing from 7.3% for 1995, including a decrease of 8.2% for the initial six months, to a decrease of 1.3% for the initial six months of 1996.

     Gross profit percentage decreased by .4% in 1996 as compared to 1995 as a result of a 1.2% increase in markdowns, which was primarily attributed to increased competitive promotional sales activity during the Christmas selling season and secondarily to a .7% increase in occupancy costs. These amounts were partially offset by the Company's ability to obtain a .7% increase on the initial markup of inventory purchases by increasing the mix of direct imports, which are more profitable than domestic purchases, and improve the annual shrinkage results by .8%.
Gross profit percentage decreased by 1.1% in 1995 as compared to 1994 primarily as a result of an increase in occupancy costs of .7% and an increase in the annual shrinkage results of .5%.

     Store expenses decreased by $675,000 or 3.3% in 1996 as compared to 1995. The decrease was primarily the result of an expanded vendor cooperative advertising program and secondarily due to a reduction in payroll and payroll related expenses. As a percentage of net sales, store expenses remained relatively constant. Store expenses decreased by $1,719,000 or 7.7% in 1995 as compared to 1994, notwithstanding an additional new store. As a percentage of net sales, store expenses decreased by 1.0%. The decrease in store expenses and as a percentage of net sales was predominately a result of a reduction in payroll expense and to a lesser extent the result of a reduction in advertising costs.

     General and administrative expenses decreased by $391,000 or 3.9% in 1996 as compared to 1995. As a percentage of net sales, general and administrative expenses decreased by .2% notwithstanding the decrease in net sales and comparable store sales. The decrease in general and administrative expenses and as a percentage of net sales was primarily due to a reduction in payroll and related expenses and secondarily a result of a reduction in professional fees. General and administrative expenses decreased in 1995 as compared to 1994 primarily as a result of a reduction in payroll, including the officers' decision to waive their bonuses due to the Company's lower operating results. As a percentage of net sales, general and administrative expenses increased by .2% in 1995 as compared to 1994 due to these relatively fixed expenses being absorbed by a decrease in net sales and comparable store sales.

     Interest expense increased in 1996 as compared to 1995 as a result of the Company's new term loan to finance its point-of-sale cash register software, data collection and computer systems. See "Liquidity and Capital Resources". Interest expense decreased in 1995 as compared to 1994 as a result of cash provided by operating activities.

     The effective tax rate for 1996 was 33.2% as compared to 39.3% in 1995. The decrease is attributed to Corporate state tax planning that resulted in a lower effective state and local income tax rate. The effective tax rate increase for 1995 as compared to 38.0% in 1994 is attributed to a higher effective state and local income tax rate.

Seasonality

     The Company's business is seasonal, which the Company believes is typical of the retail fabric and craft industry. The Company's highest sales and earnings levels historically occur between September and December. This period includes the Back-to-School, Halloween and Christmas seasons. The Company has generally operated at a loss during its fourth quarter, the June through August summer period. See "Business- -Seasonality."

     Year to year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including the timing and duration of holiday selling seasons and the timing of new store openings and promotional markdowns.

Liquidity and Capital Resources

     The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. In 1996 and 1995 the Company relied on short-term borrowings, internally generated funds and credit made available by suppliers to finance inventories and new store openings.

     The Company's working capital has increased $1,824,000 in 1996 as compared to 1995 primarily as a result of the Company reducing its line of credit balance and retaining its net income for the year.

     The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.25% at August 31, 1996) and under the term loan are fixed at eight percent (8%). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 31, 1996, the Company was in compliance with such covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $4,935,000, $6,930,000, and $6,965,000 in 1996, 1995 and 1994, respectively. As of August 31, 1996 and September 2, 1995, $1,130,000 and $4,735,000, respectively, was outstanding under the line of credit for direct borrowings. The Company intends to maintain the availability of the line of credit for working capital requirements and in order to be able to take advantage of future opportunities. The term loan is being used to finance point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company anticipates completing installation of its point-of-sale systems in all stores by spring 1997.

     The Company purchases merchandise directly from manufacturers in the Far East. Generally, these purchases are supported by letters of credit payable in United States dollars. The results of operations of the Company have not been significantly affected by foreign currency fluctuation. At August 31, 1996, the Company had outstanding letters of credit in the approximate amount of $38,700.

     During 1996, 1995 and 1994, the Company had net cash provided by (used in) operating activities of $2,659,000, $1,982,000 and ($2,058,000), respectively, and used $1,001,000, $432,000 and $1,334,000, respectively, for purchases of property and equipment. The Company expects to open an aggregate of three to five stores and close four existing stores during 1997. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit.

Forward-Looking Statements

     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in competitive pricing for products, the impact of competitor store openings and closings, the availability of merchandise, general economic conditions and other risk factors.

New Accounting Standards

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement is effective for the Company for the fiscal year ended August 30, 1997. The Company believes that the provisions of SFAS No. 121 will not have any impact on the Company's financial position or results of operations.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), which allows for a fair value based method of accounting for employee stock options and similar equity instruments, but permits the Company to continue with its current recognition and measurement policy. The Company does not intend to adopt the recognition and measurement provisions of SFAS No. 123.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


               See Item 14(a)1 in Part IV.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


               Not Applicable.

                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 31, 1996.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 31, 1996.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 31, 1996.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report.

               1.Financial Statements                       Page

                 Independent Auditors' Report               F-1

                 Consolidated Balance Sheets as of August
                 31, 1996 and September 2, 1995             F-2

                 Consolidated Statements of Income for the
                 years ended August 31, 1996,
                 September 2, 1995 and September 3, 1994    F-3

                 Consolidated Statements of Stockholders'
                 Equity for the years ended August 31, 1996,
                 September 2, 1995, and September 3, 1994   F-4

                 Consolidated Statements of Cash Flows for
                 the years ended August 31, 1996,
                 September 2, 1995 and September 3, 1994    F-5

                 Notes to Consolidated Financial Statements F-7


               2.Financial Statement Schedules

                 None


               3.Exhibits

                 3.1*    Certificate of Incorporation of the Company

                 3.2*    By-Laws of the Company

                10.1*    Promissory Note (Revolving) with Valley National
                         Bank

                10.2*    1991 Stock Option Plan

                10.3* Lease between Momar Realty Co. and the Company, dated as of March 1, 1991

                 21.1    List of subsidiaries of the Company

                 23.1    Consent of Deloitte & Touche LLP

                24.1    Power of Attorney to sign Form 10-K (set forth on
                         page 20)

                 27      Financial Data Schedule (Filed electronically with
                         SEC only)



________________________________

     *Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

     (b) The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Hawthorne, New Jersey, on November 15, 1996.


                                      RAG SHOPS, INC.



                              By:     /s/ Stanley Berenzweig
                                       STANLEY BERENZWEIG, Chairman

                             POWER OF ATTORNEY

  Each of the undersigned hereby appoints Stanley Berenzweig and Steven Barnett as his or her attorneys-in-fact to sign his or her name, in any and all capacities, to any amendments to this Form 10-K and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission. Each of such attorneys has the power to act with or without the others.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title(s)               Date


/s/ Michael Aaronson     Director               November 15, 1996
  Michael Aaronson

/s/ Steven Barnett       Principal Financial    November 15, 1996
  Steven Barnett         Officer, Principal
                         Accounting Officer and
                         Director

/s/ Evan Berenzweig      Director               November 15, 1996
  Evan Berenzweig

/s/ Stanley Berenzweig   Principal Executive    November 15, 1996
  Stanley Berenzweig     Officer and Director

/s/ Fred J. Damiano      Director               November 15, 1996
  Fred J. Damiano

/s/ Judith Lombardo      Director               November 15, 1996
  Judith Lombardo

/s/ Alan C. Mintz        Director               November 15, 1996
  Alan C. Mintz

                                 RAG SHOPS, INC.

                   Index to Consolidated Financial Statements
                               INDEX TO EXHIBITS



Exhibit                                                       Sequentially
Number          Description of Exhibits                       Numbered Pages

3.1           Certificate of Incorporation of the Company            *

3.2           By-Laws of the Company                                 *

10.1          Promissory Note (Revolving) with Valley National Bank  *

10.2          1991 Stock Option Plan                                 *

10.3          Lease between Momar Realty Co. and the Company, dated
              as of March 1, 1991                                    *

21.1          List of subsidiaries of the Company

23.1          Consent of Deloitte & Touche LLP

24.1          Power of Attorney to sign Form 10-K
              (set forth on page 20)

27            Financial Data Schedule
              (Filed electronically with SEC only)



________________________________

* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.


                     RAG SHOPS, INC. AND SUBSIDIARIES


            Consolidated Financial Statements and Independent
                   Auditors' Report for the Three Years
                        Ended August 31, 1996


RAG SHOPS, INC. AND SUBSIDIARIES


TABLE OF CONTENTS


                                                                     Page

INDEPENDENT AUDITORS' REPORT                                          F-1

CONSOLIDATED BALANCE SHEETS                                           F-2

CONSOLIDATED STATEMENTS OF INCOME                                     F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7



INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
Rag Shops, Inc.
Hawthorne, New Jersey


We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and its subsidiaries as of August 31, 1996 and September 2, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rag Shops, Inc. and subsidiaries as of August 31, 1996 and September 2, 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective August 29, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Deloitte & Touche LLP


Parsippany, New Jersey
October 16, 1996

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                              August 31,        September 2,
ASSETS                                           1996               1995

CURRENT ASSETS:
  Cash                                     $    820,985        $    911,237
  Merchandise inventories                    26,280,442          27,558,819
  Prepaid expenses                              345,449             540,887
  Other current assets                          473,979              92,031
  Deferred taxes                                727,746             673,946

               Total current assets          28,648,601          29,776,920

PROPERTY AND EQUIPMENT, NET                   4,462,121           4,725,886

OTHER ASSETS                                    444,539             318,195

                                            $33,555,261         $34,821,001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                       $ 1,130,000         $ 4,735,000
  Accounts payable - trade                    7,604,083           7,447,962
  Accrued expenses and other current
         liabilities                          1,714,346           1,780,552
  Accrued salaries and wages                    583,085             652,296
  Current portion of long-term debt             631,969                   -

                 Total current liabilities   11,663,483          14,615,810

DEFERRED TAXES                                   68,061             132,661

LONG-TERM DEBT                                1,230,880                   -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
     2,000,000 shares authorized;
     no shares issued or outstanding                  -                   -
  Common stock, $.01 par value,
     13,000,000 shares authorized;
     4,514,400 shares issued and
     outstanding at August 31,
     1996 and September 2, 1995                  45,144              45,144
  Additional paid-in capital                  6,039,162           6,039,162
  Retained earnings                          14,508,531          13,988,224

  Total stockholders' equity                 20,592,837          20,072,530

                                            $33,555,261         $34,821,001

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME


                                                 Year Ended
                                  August 31,     September 2,   September 3,
                                     1996           1995           1994


NET SALES                        $83,766,651     $86,089,364    $89,528,893

COST OF MERCHANDISE SOLD AND
  OCCUPANCY COSTS                 53,326,702      54,497,390     55,642,426

      Gross profit                30,439,949      31,591,974     33,886,467

OPERATING EXPENSES:
  Store expenses                  19,938,761      20,614,048     22,333,136
  General and administrative
   expenses                        9,561,294       9,951,815     10,170,452

      Total operating expenses    29,500,055      30,565,863     32,503,588

INCOME FROM OPERATIONS               939,894       1,026,111      1,382,879

INTEREST EXPENSE, Net                160,887         133,602        265,845

INCOME BEFORE PROVISION FOR
  INCOME TAXES                       779,007         892,509      1,117,034

PROVISION FOR INCOME TAXES           258,700         350,600        424,800

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE     520,307         541,909        692,234

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES              -               -         74,700

NET INCOME                        $  520,307     $   541,909    $   766,934

PER SHARE DATA:

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE         $.12            $.12          $.15

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES               -               -           .02

NET INCOME PER SHARE                     $.12            $.12          $.17

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       4,515,527       4,526,108     4,515,102


See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                         Additional
                          Common Stock    Paid-In    Retained
                        Shares   Dollars  Capital    Earnings     Total



BALANCE, AUG 28, 1993  4,514,400 $45,144 $6,039,162 $12,679,381 $18,763,687

Net income                   -       -          -       766,934     766,934

BALANCE, SEP 3, 1994   4,514,400  45,144  6,039,162  13,446,315  19,530,621

Net income                   -       -          -       541,909     541,909

BALANCE, SEP 2, 1995   4,514,400  45,144  6,039,162  13,988,224  20,072,530

Net income                   -       -           -      520,307     520,307

BALANCE, AUG 31, 1996  4,514,400 $45,144 $6,039,162 $14,508,531 $20,592,837

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended
                                         August 31, September 2, September 3,
                                            1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $  520,307  $  541,909   $  766,934
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization        1,273,770   1,175,746    1,145,720
   Deferred taxes                        (132,900)   (113,600)     (98,600)
   Loss on disposition of property
     and equipment                         15,613      47,397       27,313
   Cum effect of change in accounting for
    income taxes                                -           -      (74,700)
Changes in assets and liabilities:
  (Increase) decrease in:
      Merchandise inventories           1,278,377     302,872   (3,399,554)
      Prepaid expenses                    195,438       6,946      309,350
      Other current assets               (381,948)    (37,457)      62,453
      Other assets                       (129,917)     15,659      (59,644)
  Increase (decrease) in:
      Accounts payable - trade            156,121     144,322      580,788
      Accrued expenses and other
        current liabilities               (66,206)    170,632     (538,129)
      Accrued salaries and wages          (69,211)   (272,904)    (779,889)

      Net cash provided by (used in)
        operating activities            2,659,444   1,981,522   (2,057,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and
   equipment                                3,895       2,350            -
Payments for purchases of property
   and equipment                       (1,000,511)   (432,155)  (1,333,843)

      Net cash used in investing
        activities                       (996,616)   (429,805)  (1,333,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note
  payable - bank                       34,415,000  29,101,000   28,522,000
Repayments of note payable - bank     (38,020,000)(30,921,000) (24,759,000)
Long-term borrowings                    2,000,000          -            -
Repayments of long-term debt             (148,080)         -        (4,275)

      Net cash (used in) provided
        by financing activities        (1,753,080) (1,820,000)   3,758,725

NET (DECREASE) INCREASE IN CASH           (90,252)   (268,283)     366,924

CASH, BEGINNING OF YEAR                   911,237   1,179,520      812,596

CASH, END OF YEAR                     $   820,985 $   911,237  $ 1,179,520










                                                            (continued)
RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
  Interest                            $   232,667 $   104,004  $   290,220

  Income taxes                        $   200,013 $   463,756  $   396,906

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment
  in exchange for debt                $    10,929 $         -  $         -

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.Summary Of Significant Accounting Policies

Organization and Nature of Business
Rag Shops, Inc. (the "Company"), a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey Corporation having the same name which was incorporated in 1984. The Company operates a chain of retail fabric and craft stores through its subsidiaries predominantly located in New Jersey, New York, Pennsylvania and Florida.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

Merchandise Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method, and consist primarily of fabrics and crafts.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line and accelerated methods. Leasehold improvements are amortized by the straight-line method over an estimated useful life or the term of the related lease, whichever is shorter.

Pre-opening and Closing Store Expenses
All pre-opening costs incurred in connection with the opening of new retail stores are charged to expense on or before the stores opening. Costs associated with closing stores, when material, are charged to expense at the time the decision to close a store is determined.

Amortization
Lease acquisition costs are being amortized on the straight-line method over the remaining lives of the leases.

Income Taxes
The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective August 29, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase net income by approximately $75,000 or $.02 per share for the fiscal year ended September 3, 1994.

Net Income Per Share
Net income per share is based on the weighted average number of shares outstanding during each period. The dilutive effect of stock options and warrants is included in each of the three fiscal years in the period ended August 31, 1996.

Recent Accounting Pronouncements
In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement is effective for the Company for the fiscal year ended August 30, 1997. The Company believes that the provisions of SFAS No. 121 will not have any impact on the Company's financial position or results of operations.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which allows for a fair value based method of accounting for employee stock options and similar equity instruments, but permits the Company to continue with its current recognition and measurement policy. The Company does not intend to adopt the recognition and measurement provisions of SFAS No. 123.

Use Of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes to financial statements. Actual results could differ from those estimates.

Fair Value Of Financial Instruments
Management of the Company believes that the fair value of financial instruments approximates their market value as of August 31, 1996 and September 2, 1995.

Fiscal Year
The Company's fiscal year end is the Saturday closest to August 31. The financial statements for the fiscal years ended September 3, 1994, September 2, 1995 and August 31, 1996 were comprised of 53 weeks, 52 weeks and 52 weeks, respectively.



Note 2. Property And Equipment

Property and equipment consists of the following:

                                Useful       August 31,   September 2,
                                 Lives          1996          1995

  Furniture and fixtures      5-10 years    $6,744,696     $6,659,903
  Leasehold improvements        10 years     2,340,000      2,203,254
  Transportation equipment     3-7 years       440,940        439,782
  Data processing equipment      5 years     2,359,911      1,693,362

                                            11,885,547     10,996,301
  Less accumulated depreciation and
       amortization                          7,423,426      6,270,415

                                           $ 4,462,121     $4,725,886


Note 3.Note Payable - Bank

The Company maintains a $10,000,000 credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three year term loan. The facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 31, 1996 the Company was in compliance with such covenants. Borrowings under the line of credit bear interest payable quarterly at the bank's prime rate (8.25% at August 31, 1996). The borrowings outstanding under the line of credit as of August 31, 1996 and September 2, 1995 were $1,130,000 and $4,735,000, respectively, and the unused line of credit for direct borrowings and the issuance of letters of credit at August 31, 1996 was $6,831,307.

Note 4.  Long-Term Debt

Long-term debt outstanding at August 31, 1996 consists of the following:

       Term loan                $1,851,920
       Other                        10,929

                                 1,862,849
       Less current portion        631,969

                                $1,230,880

During the year ended August 31, 1996, the Company borrowed $2,000,000 ("term loan") under the terms of its credit facility with a bank to finance its new point-of-sale cash register software, data collection and computer systems. Interest on the term loan is payable monthly at a fixed interest rate of 8%. The term loan matures May 1, 1999, has monthly payments of $62,673 and is collateralized by property and equipment.

Aggregate annual maturities of long-term debt are as follows:

       Fiscal Year Ended

                 1997   $  631,969
                 1998      684,249
                 1999      546,631
                        $1,862,849

Note 5.Commitments And Contingencies

The Company leases its facilities in accordance with operating leases, having initial terms of more than one year, which expire in various years through 2012. Substantially all of the leases contain renewal options. In addition, certain leases require that the Company pay its pro rata share of utilities, taxes, insurance and maintenance. Rent expense for 1996, 1995 and 1994 amounted to $5,863,758, $5,606,092 and $5,244,149, respectively, and includes contingent rentals (computed on a percentage of sales, as defined in the leases) of $42,565, $84,269, and $119,668, respectively.

The Company leases certain premises from an entity controlled by the majority stockholders of the Company. For the years ended 1996, 1995 and 1994, rental payments under this agreement amounted to $288,897, $269,435, and $267,613, respectively.

Future minimum annual rental commitments under noncancellable operating leases are as follows:

                 Fiscal Year Ended
                    1997                                $ 5,834,592
                    1998                                  5,253,498
                    1999                                  3,442,663
                    2000                                  2,476,527
                    2001                                  1,787,718
                    Thereafter                            3,335,879

                                                        $22,130,877

In addition, at August 31, 1996 the Company has outstanding letters of credit for the purchase of merchandise inventories of approximately $38,700.

Note 6. Stock Options And Warrants

In April 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") covering employees and nonemployee directors. The plan permits options to purchase a total of 450,000 shares of common stock, which have been reserved by the Company. Such options may be incentive stock options ("ISO") or nonqualified options. The term of an option will not exceed ten years and an option is exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. The options granted are generally exercisable 20% per year.

Information with respect to options granted under the Plan is as follows:

                                          Number of      Exercise Price
                                           Shares          Per Share

Outstanding, August 28, 1993               324,400        $6.00-$12.375
Canceled                                   (64,600)       $6.00-$12.375

Outstanding, September 3, 1994             259,800        $6.00-$12.375
Granted                                     70,000        $2.375-$3.188
Canceled                                  (105,650)       $6.00-$12.375

Outstanding, September 2, 1995             224,150       $2.375-$12.375
Granted                                     12,000           $2.125
Canceled                                   (21,400)      $3.188-$12.375

Outstanding, August 31, 1996               214,750       $2.125-$12.375

Exercisable, August 31, 1996               136,200        $6.00-$12.375

Note 7.  Income Taxes

    Income tax expense consists of the following:

                                             Year Ended
                                 August 31,  September 2, September 3,
                                    1996         1995        1994

    Federal:
           Current              $  362,800   $  314,400   $  420,100
           Deferred               (115,800)     (60,400)     (85,300)

    State:
           Current                  28,800      149,800      103,300
           Deferred                (17,100)     (53,200)     (13,300)

                                 $ 258,700   $  350,600    $ 424,800

The deferred income tax arises from the following temporary differences:

                                                    Year Ended
                                        August 31, September 2, September 3,
                                           1996       1995         1994

    Uniform inventory capitalization    $ 53,800   $ 20,000   $122,700
    Depreciation                          64,600     22,100    (53,200)
    Straight-line of leases               14,500     18,300     29,100
    Reserves not deductible                    -     53,200          -

                                        $132,900  $ 113,600  $  98,600

The effective tax rate differs from the Federal statutory rate as follows:


                                               Year Ended
                                   August 31, September 2, September 3,
                                      1996       1995         1994

    Statutory tax rate                34.0%      34.0%        34.0%
    State and local income taxes,
           net of federal income tax
           benefit                     1.0        7.1          5.3
    Other                             (1.8)      (1.8)        (1.3)

    Effective tax rate                 33.2%     39.3%        38.0%


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's state deferred tax asset has been reduced by a valuation allowance based on current evidence indicating that it is not more likely than not that the future benefits of these temporary differences will be realized.

The tax effect of significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                  Year Ended
                                         August 31,         September 2,
                                            1996               1995

Current deferred tax asset:
       Uniform inventory capitalization   $727,746           $673,946

Non-current deferred tax assets:
       Straight-line of leases             116,773            102,273
       Net operating losses                219,210            234,629
       Valuation allowance                (144,510)          (159,929)

                                           919,219            850,919
Non-current deferred tax liability:
       Difference between book and
         tax depreciation methods           68,061            132,661

Net deferred tax asset                    $851,158           $718,258

Note 8. Employee Benefit Plan

Effective January 1, 1996, the Company adopted a voluntary 401(k) savings plan. All non-union employees of the Company are eligible to participate on or after reaching age 21 and completing one year of eligibility service. The Company did not make any discretionary contributions to the 401(k) plan for the year ended August 31, 1996.

Note 9. Quarterly Results (Unaudited)

The following is a summary of selected quarterly financial data (thousands of dollars, except per share amounts):


                                         Fiscal Quarter Ended
                                 Dec. 2,   Mar. 2,   Jun. 1,   Aug. 31,
    Fiscal 1996                   1995      1996      1996      1996

    Net sales                   $27,782   $21,063   $18,506   $16,416
    Gross profit                 10,442     7,148     6,756     6,094
    Net income(loss)                736      (303)      366      (279)(a)
    Net income(loss) per share      .16      (.07)      .08      (.06)(a)

                                          Fiscal Quarter Ended
                                 Dec. 3,   Mar. 4,    Jun. 3,   Sep. 2,
    Fiscal 1995                   1994      1995       1995      1995

    Net sales                   $27,926   $20,754    $19,816   $17,593
    Gross profit                 10,628     7,752      7,471     5,740
    Net income (loss)             1,273       223        298    (1,252)(a)
    Net income (loss) per share     .28       .05        .07      (.28)(a)


    (a) Included in the fiscal quarter ended August 31, 1996 and September 2, 1995 was a credit of $335,000 or $.07 per share and a charge of $266,000 or $.06 per share, respectively, based on the Company's annual shrinkage results compared to those estimates.

Net income per share calculations are based on the weighted average number of shares outstanding during each of the quarters. The sum of the four quarters may not equal the full year computation due to rounding.


                                * * * * * *

                                                           EXHIBIT 21.1
                               RAG SHOPS, INC.
                         LIST OF SUBSIDIARY COMPANIES

Name                                         State Incorporated

RSL, Inc.                                    Delaware
Mobile Fabrics, Inc.                         New Jersey
The Rag Shop/Glen Burnie, Inc.               Maryland
The Rag Shop, Inc.                           New York
Rag Shop/Wayne, Inc.                         New Jersey
Rag Shop/Parsippany, Inc.                    New Jersey
Rag Shop/Edison, Inc.                        New Jersey
The Rag Shop/West Orange, Inc.               New Jersey
The Rag Shop/Middletown, Inc.                New Jersey
The Rag Shop/Toms River, Inc.                New Jersey
The Rag Shop/Hamilton Square, Inc.           New Jersey
The Rag Shop/Hazlet, Inc.                    New Jersey
The Rag Shop/Howell, Inc.                    New Jersey
The Rag Shop/Ocean, Inc.                     New Jersey
The Rag Shop/Sayreville, Inc.                New Jersey
The Rag Shop/Bricktown, Inc.                 New Jersey
The Rag Shop/Totowa, Inc.                    New Jersey
The Rag Shop/North Lauderdale, Inc.          Florida
The Rag Shop/West Palm Beach, Inc.           Florida
The Rag Shop/Palm Beach Gardens, Inc.        Florida
The Rag Shop/Lancaster, Inc.                 Pennsylvania
The Rag Shop/Sunrise, Inc.                   Florida
The Rag Shop/Lantana, Inc.                   Florida
The Rag Shop/York, Inc.                      Pennsylvania
The Rag Shop/Selinsgrove, Inc.               Pennsylvania
The Rag Shop/Pembroke Pines, Inc.            Florida
The Rag Shop/Jacksonville, Inc.              Florida
The Rag Shop/Olean, Inc.                     New York
The Rag Shop/Boca Raton, Inc.                Florida
The Rag Shop/Port Richey, Inc.               Florida
The Rag Shop/Deptford, Inc.                  New Jersey
The Rag Shop/Deerfield, Inc.                 Florida
The Rag Shop/Jacksonville-San Jose, Inc.     Florida
The Rag Shop/Rostraver, Inc.                 Pennsylvania
The Rag Shop/Evesham, Inc.                   New Jersey
The Rag Shop/Allentown, Inc.                 Pennsylvania
The Rag Shop/Jensen Beach, Inc.              Florida
The Rag Shop/Jacksonville-Orange Park, Inc.  Florida
The Rag Shop/Jacksonville-Regional, Inc.     Florida
The Rag Shop/Boro Park, Inc.                 New York
The Rag Shop/Secaucus, Inc.                  New Jersey
The Rag Shop/North Bergen, Inc.              New Jersey
The Rag Shop/Coral Springs, Inc.             Florida
The Rag Shop/Turnersville, Inc.              New Jersey
The Rag Shop/Hialeah, Inc.                   Florida
The Rag Shop/Hollywood, Inc.                 Florida
The Rag Shop/Binghamton, Inc.                New York



                                                          (continued)


                                                          (continued)
                             RAG SHOPS, INC.
                      LIST OF SUBSIDIARY COMPANIES

Name                                         State Incorporated


The Rag Shop/Lacey, Inc.                     New Jersey
The Rag Shop/West Boca Raton, Inc.           Florida
The Rag Shop/Ocala, Inc.                     Florida
The Rag Shop/Fishkill, Inc.                  New York
The Rag Shop/Hampden, Inc.                   Pennsylvania
The Rag Shop/East Norriton, Inc.             Pennsylvania
The Rag Shop/Wall Township, Inc.             New Jersey
The Rag Shop/Northern Lights, Inc.           New York
The Rag Shop/Linden, Inc.                    New Jersey
The Rag Shop/Burlington, Inc.                New Jersey
The Rag Shop/Kingstown, Inc.                 Rhode Island
The Rag Shop/Norwalk, Inc.                   Connecticut
The Rag Shop/East Hollywood, Inc.            Florida
The Rag Shop/Edgewater, Inc.                 New Jersey

Each of the above does business under the name "The Rag Shop."


                                                              EXHIBIT 23.1


                                RAG SHOPS, INC.


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement of Rag Shops, Inc. on Form S-8 of our report dated October 16, 1996, appearing in this Annual Report on Form 10-K of Rag Shops, Inc. for the year ended August 31, 1996.


Deloitte & Touche LLP
Parsippany, New Jersey
November 15, 1996