Form 10-Q
period 1996-11-30
RAG SHOPS INC
filed 1997-01-08
CIK 874385

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended November 30, 1996

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

               CLASS                        OUTSTANDING AT DECEMBER 27, 1996
   Common stock, par value $.01                         4,514,400

                     RAG SHOPS, INC. AND SUBSIDIARIES




                                   INDEX








                                                                       Page


PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

      Condensed consolidated balance sheets - November 30, 1996
            (unaudited), December 2, 1995 (unaudited) and August 31, 1996 3

      Condensed consolidated statements of income - three
            months ended November 30, 1996 (unaudited) and
            December 2, 1995 (unaudited)                                  4

      Condensed consolidated statements of cash flows -
            three months ended November 30, 1996 (unaudited) and
            December 2, 1995 (unaudited)                                  5

      Notes to condensed consolidated financial statements                6

  Item 2. Management's Discussion and Analysis of Results of
                              Operations and Financial Condition        7-9

PART II - OTHER INFORMATION

  Items 1. - 5.                                                          10

  Item 6. Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                               10

                     RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                        (All amounts in thousands)

                               November 30,     December 2,     August 31,
                                   1996            1995            1996
                                (Unaudited)     (Unaudited)      (Note A)
  ASSETS

Current assets:
  Cash                            $ 4,297         $ 1,748         $   821
  Merchandise inventories          24,314          23,271          26,280
  Prepaid expenses                    920             973             345
  Other current assets                394             100             474
  Deferred taxes                      728             674             728

     Total current assets          30,653          26,766          28,648
Property and equipment, net         4,369           4,501           4,462
Other assets                          416             313             445

                                  $35,438         $31,580         $33,555

  LIABILITIES AND STOCKHOLDERS'
       EQUITY

Current liabilities:
  Note payable-bank               $     -         $   500         $ 1,130
  Accounts payable-trade            7,828           6,195           7,604
  Accrued expenses and other
      current liabilities           2,812           2,923           1,565
  Accrued salaries and wages          723             652             583
  Income taxes payable                781             368             150
  Current portion of
    long-term debt                    645               -             632

     Total current liabilities     12,789          10,638          11,664

Deferred taxes                         68             133              68

Long-term debt                      1,067               -           1,230

Stockholders' equity:
  Preferred stock                       -               -               -
  Common stock                         45              45              45
  Additional paid-in capital        6,039           6,039           6,039
  Retained earnings                15,430          14,725          14,509

     Total stockholders'
       equity                      21,514          20,809          20,593

                                  $35,438         $31,580         $33,555

Note A: Derived from the August 31, 1996 audited balance sheet.

See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


               (All amounts in thousands, except share data)

                                                     Three Months Ended
                                                 November 30,   December 2,
                                                      1996         1995

Net sales                                        $   26,181   $   27,782
Cost of merchandise sold and occupancy costs         16,390       17,340

  Gross profit                                        9,791       10,442

Store expenses                                        5,803        6,548
General and administrative expenses                   2,420        2,620

  Total operating expenses                            8,223        9,168

Income from operations                                1,568        1,274
Interest expense                                         49           80

Income before provision for income taxes              1,519        1,194
Provision for income taxes                              598          458

Net income                                       $      921   $      736

PER SHARE DATA:

Net income per share                             $      .20   $      .16

Dividends per share                              $       -    $       -

Weighted average shares outstanding               4,514,484    4,518,884


See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                        (All amounts in thousands)

                                                      Three Months Ended
                                                  November 30,   December 2,
                                                      1996           1995

Cash flows from operating activities:
 Net income                                        $   921       $   736
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                    365           297
      Loss on disposition of property and equipment      7            14
 Changes in assets and liabilities:
   (Increase) decrease in:
      Merchandise inventories                        1,966         4,288
      Prepaid expenses                                (575)         (432)
      Other current assets                              80            (8)
      Other assets                                      24             -
   Increase (decrease) in:
      Accounts payable-trade                           224        (1,253)
      Accrued expenses and other current liabilities 1,247         1,142
      Accrued salaries and wages                       140             -
      Income taxes payable                             631           368

          Net cash provided by operating activities  5,030         5,152

Cash flows from investing activities:
 Payments for purchases of property and equipment     (274)          (82)
 Proceeds from sale of property and equipment            -             2

          Net cash used in investing activities       (274)          (80)

Cash flows from financing activities:
 Proceeds from issuance of note payable-bank         7,075        11,535
 Repayments of note payable-bank                    (8,205)      (15,770)
 Repayments of long-term debt                         (150)            -


          Net cash used in financing activities     (1,280)       (4,235)

Net increase in cash                                 3,476           837
Cash, beginning of period                              821           911

Cash, end of period                                $ 4,297       $ 1,748

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                     $    59       $    59

      Income taxes                                 $   117       $     3

See notes to the condensed consolidated financial statements.

                    RAG SHOPS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS ENDED NOVEMBER 30, 1996 AND DECEMBER 2, 1995


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three months ended November 30, 1996 are not necessarily indicative of results for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these con-densed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission in November 1996.

NOTE 2 - ADOPTION OF ACCOUNTING STANDARDS

The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's long-lived assets are not impaired based on a review of such assets.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which is effective for the Company beginning September 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees in Notes to Annual Financial Statements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.
                                                    Three Months Ended
                                                November 30,   December 2,
                                                      1996       1995

Net sales                                            100.0%    100.0%
Cost of merchandise sold and occupancy costs          62.6      62.4

Gross profit                                          37.4      37.6
Store expenses                                        22.2      23.6
General and administrative expenses                    9.2       9.4

Income from operations                                 6.0       4.6
Net income                                             3.5%      2.7%


The Company's net sales decreased by $1,601,000 or 5.8% for the three months ended November 30, 1996 over the comparable prior period primarily due to decreases in comparable store sales of $1,108,500 or 4.1% partially offset by new store sales of $497,000. The shift in the Thanksgiving holiday weekend from the penultimate week of the first quarter last year, resulted in one week during the peak selling period between Thanksgiving and Christmas last year, as compared to none this year, since the quarter ended the Saturday immediately following Thanksgiving. The absence of that holiday week in this year's quarter played a significant role in these sales results. Management believes that the marketing plan launched in September 1996 has begun to show positive results due to a reversal of comparable store sales from a decrease of 5.2% in fiscal September 1996 to an increase of 6.4% for the four week period ending the Saturday after Thanksgiving over the comparable prior period.

Gross profit percentage decreased by .2% for the three months ended November 30, 1996 from the comparable prior period primarily due to an increase in occupancy costs as a percent to sales of .6%. This amount was partially offset by a .4% decrease in the Company's shrinkage estimate based on the results of the most recent annual physical inventory and continuation of loss prevention methods.

Store expenses decreased by $745,000 and as a percentage of net sales decreased by 1.4% for the three months ended November 30, 1996 from the comparable prior period. The decrease in store expenses and as a percentage of net sales was primarily due to a decrease in advertising costs as a result of the accelerated advertising program in the comparable prior period and secondarily due to a decrease in payroll and payroll related expenses.

                     RAG SHOPS, INC. AND SUBSIDIARIES

General and administrative expenses decreased by $200,000 and as a percentage of net sales decreased by .2% during the three months ended November 30, 1996 over the comparable prior period. The decrease in general and administrative expenses and as a percentage of net sales was primarily due to a decrease in payroll and payroll related expenses.

Interest expense decreased for the three months ended November 30, 1996 from the comparable prior period as a result of cash provided by operating activities. This decrease was partially offset by additional interest on the Company's term loan to finance its point-of-sale cash register software, data collection and computer systems. See "Liquidity and Capital Resources".

The effective tax rate for the three months ended November 30, 1996 was estimated at 39.4% as compared to 38.3% for the comparable prior period. This increase is attributed to a higher effective state and local income tax rate.

Net income increased by $185,000 for the three months ended November 30, 1996 as compared to the comparable prior period. The increase in net income is due to the decrease in store, general and administrative expenses partially offset by the decrease in gross profit.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the three months ended November 30, 1996 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $880,000 for the three months ended November 30, 1996 as compared to the August 31, 1996 amount as a result of the Company retaining its net income for this period.

The Company maintains a $10 million credit facility with a bank. The credit facility which is renewable on or before each December 31 has been renewed for 1997 unchanged.The credit facility consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's

                     RAG SHOPS, INC. AND SUBSIDIARIES

prime rate (8.25% at November 30, 1996) and under the term loan are fixed at eight percent (8%). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $1,460,000 and $4,935,000 for the three months ended November 30, 1996 and December 2, 1995, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company will continue to install its point-of-sale systems during the remainder of this fiscal year and anticipates completing installation in all stores by spring 1997.

Net cash provided by operating activities for the three months ended November 30, 1996 and December 2, 1995 amounted to $5,030,000 and $5,152,000, respectively, and $274,000 and $82,000, respectively, was used for purchases of property and equipment. As of November 30, 1996 the Company has opened two new stores, closed one and expects to open an additional one to three new stores and close three existing stores during the current fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

                                               RAG SHOPS, INC.



Date: January  8, 1997      /s/ Stanley Berenzweig
                                    Stanley Berenzweig
                            Chairman Of The Board and
                            Principal Executive Officer



Date: January  8, 1997      /s/ Steven B. Barnett
                            Steven B. Barnett
                            Principal Financial Officer and
                            Principal Accounting Officer