Form 10-Q
period 1997-03-01
RAG SHOPS INC
filed 1997-04-01
CIK 874385

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 1, 1997

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

               CLASS                          OUTSTANDING AT MARCH 28, 1997
   Common stock, par value $.01                         4,514,400

                     RAG SHOPS, INC. AND SUBSIDIARIES




                                   INDEX








                                                                       Page


PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

      Condensed consolidated balance sheets - March 1, 1997
            (unaudited), March 2, 1996 (unaudited) and August 31, 1996    3

      Condensed consolidated statements of income - three
            and six months ended March 1, 1997 (unaudited) and
            March 2, 1996 (unaudited)                                     4

      Condensed consolidated statements of cash flows -
            six months ended March 1, 1997 (unaudited) and
            March 2, 1996 (unaudited)                                     5

      Notes to condensed consolidated financial statements                6

  Item 2. Management's Discussion and Analysis of Results of
                              Operations and Financial Condition        7-9

PART II - OTHER INFORMATION

  Items 1. - 5.                                                          10

  Item 6. Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                               10

                     RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                        (All amounts in thousands)

                                 March 1,        March 2,       August 31,
                                   1997            1996            1996
                                (Unaudited)     (Unaudited)      (Note A)
  ASSETS

Current assets:
  Cash                            $ 4,195         $   954         $   821
  Merchandise inventories          22,249          22,829          26,280
  Prepaid expenses                    825             925             345
  Other current assets                408              85             474
  Deferred taxes                      728             674             728
       Total current assets        28,405          25,467          28,648
Property and equipment, net         4,243           4,332           4,462
Other assets                          336             305             445

                                  $32,984         $30,104         $33,555

  LIABILITIES AND STOCKHOLDERS'
       EQUITY

Current liabilities:
  Note payable-bank               $     -         $ 1,150         $ 1,130
  Accounts payable-trade            5,982           5,326           7,604
  Accrued expenses and other
      current liabilities           2,114           2,298           1,565
  Accrued salaries and wages          887             589             583
  Income taxes payable                644              93             150
  Current portion of
    long-term debt                    657               5             632

       Total current liabilities   10,284           9,461          11,664

Deferred taxes                         68             133              68

Long-term debt                        900               5           1,230

Stockholders' equity:
  Common stock                         45              45              45
  Additional paid-in capital        6,039           6,039           6,039
  Retained earnings                15,648          14,421          14,509

       Total stockholders'
         equity                    21,732          20,505          20,593

                                  $32,984         $30,104         $33,555

Note A: Derived from the August 31, 1996 audited balance sheet.

See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

               (All amounts in thousands, except share data)

                             Three Months Ended        Six Months Ended

                             March 1,    March 2,     March 1,   March 2,
                               1997        1996         1997       1996

Net sales                  $   23,707  $   21,063   $   49,888 $   48,845
Cost of merchandise sold
 and occupancy costs           14,989      13,915       31,379     31,255

Gross profit                    8,718       7,148       18,509     17,590

Store expenses                  5,806       5,119       11,609     11,667
General and administrative
 expenses                       2,544       2,511        4,964      5,131

Total operating expenses        8,350       7,630       16,573     16,798

Income (loss) from operations     368        (482)       1,936        792
Interest expense                    9          10           58         90

Income (loss) before income
 tax expense (benefit)            359        (492)       1,878        702
Income tax expense (benefit)      141        (189)         739        269


Net income (loss)          $      218  $     (303)  $    1,139 $      433

PER SHARE DATA:

Net income (loss) per share $     .05  $     (.07)  $      .25 $      .10

Dividends per share        $        -  $        -   $        - $        -

Weighted average shares
 outstanding                4,526,315   4,514,400    4,520,400  4,516,642

See notes to the condensed consolidated financial statements.















                               Page 4 of 10

                      RAG SHOPS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                        (All amounts in thousands)

                                                     Six Months Ended
                                                 March 1,      March 2,
                                                    1997         1996
Cash flows from operating activities:
 Net income                                        $ 1,139       $   433
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                    731           594
      Loss on disposition of property and equipment     34            14
 Changes in assets and liabilities:
   (Increase) decrease in:
      Merchandise inventories                        4,031         4,730
      Prepaid expenses                                (480)         (384)
      Other current assets                              66             7
      Other assets                                      99             4
   Increase (decrease) in:
      Accounts payable-trade                        (1,622)       (2,122)
      Accrued expenses and other current liabilities   549           517
      Accrued salaries and wages                       304           (63)
      Income taxes payable                             494            93

          Net cash provided by operating activities  5,345         3,823

Cash flows from investing activities:
 Payments for purchases of property and equipment     (537)         (197)
 Proceeds from sale of property and equipment            1             2

          Net cash used in investing activities       (536)         (195)

Cash flows from financing activities:
 Proceeds from issuance of note payable-bank         7,075        19,145
 Repayments of note payable-bank                    (8,205)      (22,730)
 Repayments of long-term debt                         (305)            -


          Net cash used in financing activities     (1,435)       (3,585)

Net increase in cash                                 3,374            43
Cash, beginning of period                              821           911

Cash, end of period                                $ 4,195       $   954

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest                                     $    92       $   135

      Income taxes                                 $   395       $   111

Supplemental schedule of non-cash investing and
 financing activities:
      Purchase of property and equipment in
            exchange for debt                      $     -       $    10
See notes to the condensed consolidated financial statements.

                   RAG SHOPS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED MARCH 1, 1997 AND MARCH 2, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three and six months ended March 1, 1997 are not necessarily indicative of results for the fiscal year.

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
                                       Three Months Ended  Six Months Ended
                                       March 1,  March 2,  March 1, March 2,
                                         1997      1996      1997     1996

Net sales                                100.0%   100.0%    100.0%   100.0%
Cost of merchandise sold and
 occupancy costs                          63.2     66.1      62.9     64.0

Gross profit                              36.8     33.9      37.1     36.0
Store expenses                            24.5     24.3      23.3     23.9
General and administrative expenses       10.7     11.9       9.9     10.5

Income (loss) from operations              1.6     (2.3)      3.9      1.6
Net income (loss)                          0.9%    (1.4)%     2.3%     0.9%


The Company's net sales increased by $2,644,000 and $1,043,000 for the three and six months ended March 1, 1997 representing an increase of 12.6% and 2.1%, respectively, over the comparable prior periods. These increases were primarily due to increases in comparable store sales of $2,714,800 or 13.6% and $1,606,300 or 3.4% in addition to new store sales of $927,600 and $1,424,200 for the three and six month periods, respectively, over the comparable prior periods. Management believes that the marketing plan launched in September 1996 and the mild weather conditions in the northeast region during the fiscal second quarter compared to the comparable prior periods contributed significantly to the positive comparable store sales results.

Gross profit percentage increased by 2.9% and 1.1% for the three and six months ended March 1, 1997, respectively, from the comparable prior periods. For the three months ended March 1, 1997, the increase was primarily due to
(i) a decrease in markdowns as a percent to sales of 1.2% due to improved control of promotions during the Christmas selling season, (ii) a decrease in occupancy costs of 0.8% as a percent to sales due to the increase in sales as mentioned above and (iii) a 0.5% decrease in the Company's shrinkage estimate based on the results of the most recent annual physical inventory and continuation of loss prevention efforts. For the six months ended March 1, 1997, the increase was primarily due to (i) a decrease in markdowns as a percent to sales of 0.5% and (ii) a 0.5% decrease in the Company's shrinkage estimate as discussed above.

Store expenses increased by $687,000 and as a percentage of net sales increased by 0.2% for the three months ended March 1, 1997 from the comparable prior period. The dollar increase was primarily due to a planned increase in advertising costs and secondarily due to an increase in payroll and payroll related expenses. As a percentage of net sales, the Company was able to leverage these costs against the increase in sales as previously discussed. Store expenses remained relatively constant and as a percentage of

                     RAG SHOPS, INC. AND SUBSIDIARIES

net sales decreased by 0.6% for the six months ended March 1, 1997 from the comparable prior period. This was primarily due to a decrease in advertising costs, resulting from the accelerated advertising program in the comparable prior period, which was partially offset by an increase in depreciation expense that was due to the installation of point-of-sale equipment.

General and administrative expenses remained relatively constant and as a percentage of net sales decreased by 1.2% during the three months ended March 1, 1997 over the comparable prior period. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the Company leveraging these relatively fixed costs against the increase in net sales as previously discussed. General and administrative expenses decreased by $167,000 and as a percentage of net sales decreased by 0.6% for the six months ended March 1, 1997 from the comparable prior period. The decrease in general and administrative expenses and as a percentage of net sales was primarily due to a decrease in payroll and payroll related expenses.

Interest expense decreased for the three and six months ended March 1, 1997 from the comparable prior periods as a result of cash provided by operating activities. This decrease was net of additional interest on the Company's term loan to finance its point-of-sale cash register software, data collection and computer systems. See "Liquidity and Capital Resources".

The effective tax rate for the three and six months ended March 1, 1997 was estimated at 39.4% as compared to 38.3% for the comparable prior periods. This increase is attributed to a higher effective state and local income tax rate.

The Company generated net income of $218,000 for the three months ended March 1, 1997 as compared to a net loss of $303,000 in the comparable prior period due to the comparable store net sales increases and related increase in gross profit which was partially offset by the increase in store expenses. Net income increased by $706,000 for the six months ended March 1, 1997 primarily due to the comparable store net sales increases and related increase in gross profit and secondarily to the decrease in general and administrative expenses.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the six months ended March 1, 1997 and the comparable prior period,

                    RAG SHOPS, INC. AND SUBSIDIARIES

the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $1,137,000 for the six months ended March 1, 1997 as compared to the August 31, 1996 amount as a result of the Company retaining its net income for this period.

The Company maintains a $10 million credit facility with a bank which is renewable on or before each December 31. The credit facility consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.25% at March 1, 1997) and under the term loan are fixed at eight percent (8%). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. The Company has satisfied its line of credit clean-up provision for 1997 during the three months ended March 1, 1997. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $1,460,000 and $4,935,000 for the six months ended March 1, 1997 and March 2, 1996, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company will continue to install its point-of-sale systems during the remainder of this fiscal year and anticipates completing installation in all stores by the end of spring 1997. In addition, we are continuing with the development of our automated store ordering systems and anticipate commencing installation upon completion of our new point-of-sale systems.

Net cash provided by operating activities for the six months ended March 1, 1997 and March 2, 1996 amounted to $5,345,000 and $3,823,000, respectively, and $537,000 and $197,000, respectively, was used for purchases of property and equipment. As of March 1, 1997 the Company has opened three new stores, closed three and expects to open an additional one new store and close one existing store during the current fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

                            RAG SHOPS, INC.



Date: April 1, 1997         /s/ Stanley Berenzweig
                                    Stanley Berenzweig
                            Chairman Of The Board and
                            Principal Executive Officer



Date: April 1, 1997         /s/ Steven B. Barnett
                            Steven B. Barnett
                            Principal Financial Officer and
                            Principal Accounting Officer