Form 10-Q
period 1997-05-31
RAG SHOPS INC
filed 1997-07-03
CIK 874385

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended May 31, 1997

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

               CLASS                          OUTSTANDING AT JUNE 27, 1997
   Common stock, par value $.01                         4,514,400

                     RAG SHOPS, INC. AND SUBSIDIARIES




                                   INDEX








                                                                       Page


PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

      Condensed consolidated balance sheets - May 31, 1997
            (unaudited), June 1, 1996 (unaudited) and August 31, 1996     3

      Condensed consolidated statements of income - three
            and nine months ended May 31, 1997 (unaudited) and
            June 1, 1996 (unaudited)                                      4

      Condensed consolidated statements of cash flows -
            nine months ended May 31, 1997 (unaudited) and
            June 1, 1996 (unaudited)                                      5

      Notes to condensed consolidated financial statements                6

  Item 2. Management's Discussion and Analysis of Results of
                              Operations and Financial Condition        7-9

PART II - OTHER INFORMATION

  Items 1. - 5.                                                          10

  Item 6. Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                               10

                     RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                        (All amounts in thousands)

                                  May 31,         June 1,       August 31,
                                   1997            1996            1996
                                (Unaudited)     (Unaudited)      (Note A)
  ASSETS

Current assets:
  Cash                            $ 2,372         $   785         $   821
  Merchandise inventories          21,827          21,040          26,280
  Prepaid expenses                    655             832             345
  Other current assets                411             376             474
  Deferred taxes                      728             674             728

        Total current assets       25,993          23,707          28,648
Property and equipment, net         4,483           4,448           4,462
Other assets                          272             513             445

                                  $30,748         $28,668         $33,555

  LIABILITIES AND STOCKHOLDERS'
       EQUITY

Current liabilities:
  Note payable-bank               $     -         $     -         $ 1,130
  Accounts payable-trade            4,481           3,402           7,604
  Accrued expenses and other
      current liabilities           1,331           1,451           1,565
  Accrued salaries and wages          939             556             583
  Income taxes payable                632             245             150
  Current portion of
    long-term debt                    670             619             632

        Total current liabilities   8,053           6,273          11,664

Deferred taxes                         68             133              68

Long-term debt                        728           1,391           1,230

Stockholders' equity:
  Common stock                         45              45              45
  Additional paid-in capital        6,039           6,039           6,039
  Retained earnings                15,815          14,787          14,509

        Total stockholders'
          equity                   21,899          20,871          20,593

                                  $30,748         $28,668         $33,555

Note A: Derived from the August 31, 1996 audited balance sheet.

See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

               (All amounts in thousands, except share data)

                             Three Months Ended        Nine Months Ended

                              May 31,     June 1,      May 31,    June 1,
                               1997        1996         1997       1996

Net sales                   $   19,629  $   18,506  $   69,517  $   67,351
Cost of merchandise sold
 and occupancy costs            12,509      11,750      43,888      43,005

Gross profit                     7,120       6,756      25,629      24,346

Store expenses                   4,577       3,991      16,186      15,658
General and administrative
 expenses                        2,260       2,141       7,224       7,272

Total operating expenses         6,837       6,132      23,410      22,930

Income from operations             283         624       2,219       1,416
Interest expense-net                 6          30          64         120

Income before provision
 for income taxes                  277         594       2,155       1,296
Provision for income taxes         110         228         849         497


Net income                  $      167  $      366  $    1,306  $      799

PER SHARE DATA:

Net income per share        $      .04  $      .08  $      .29  $      .18

Dividends per share         $        -  $        -  $        -  $        -

Weighted average shares
 outstanding                 4,557,905   4,514,400   4,532,901   4,515,895

See notes to the condensed consolidated financial statements.















                               Page 4 of 10

                      RAG SHOPS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                        (All amounts in thousands)
                                                    Nine Months Ended
                                                   May 31,       June 1,
                                                    1997          1996
Cash flows from operating activities:
 Net income                                        $ 1,306       $   799
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                  1,096           929
      Loss on disposition of property and equipment     45            14
 Changes in assets and liabilities:
   (Increase) decrease in:
      Merchandise inventories                        4,453         6,519
      Prepaid expenses                                (310)         (291)
      Other current assets                              63          (284)
      Other assets                                     160          (209)
   Increase (decrease) in:
      Accounts payable-trade                        (3,123)       (4,046)
      Accrued expenses and other current liabilities  (234)         (330)
      Accrued salaries and wages                       356           (96)
      Income taxes payable                             482           245

          Net cash provided by operating activities  4,294         3,250

Cash flows from investing activities:
 Payments for purchases of property and equipment   (1,150)         (645)
 Proceeds from sale of property and equipment            1             4

          Net cash used in investing activities     (1,149)         (641)

Cash flows from financing activities:
 Proceeds from issuance of note payable-bank         7,075        25,880
 Repayments of note payable-bank                    (8,205)      (30,615)
 Long-term borrowings                                    -         2,000
 Repayments of long-term debt                         (464)            -


          Net cash used in financing activities     (1,594)       (2,735)

Net increase (decrease) in cash                      1,551          (126)
Cash, beginning of period                              821           911

Cash, end of period                                $ 2,372       $   785

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest                                     $   122       $   147

      Income taxes                                 $   518       $   198

Supplemental schedule of non-cash investing and
 financing activities:
      Purchase of property and equipment in
            exchange for debt                      $     -       $    10
See notes to the condensed consolidated financial statements.

                    RAG SHOPS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE AND NINE MONTHS ENDED MAY 31, 1997 AND JUNE 1, 1996

BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three and nine months ended May 31, 1997 are not necessarily indicative of results for the fiscal year.

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
                                       Three Months Ended  Nine Months Ended
                                        May 31,   June 1,   May 31,  June 1,
                                         1997      1996      1997     1996

Net sales                               100.0%    100.0%    100.0%   100.0%
Cost of merchandise sold and
 occupancy costs                         63.7      63.5      63.1     63.9

Gross profit                             36.3      36.5      36.9     36.1
Store expenses                           23.3      21.5      23.3     23.2
General and administrative expenses      11.5      11.6      10.4     10.8

Income from operations                    1.5       3.4       3.2      2.1
Net income                                0.9%      2.0%      1.9%     1.2%


The Company's net sales increased by $1,123,000 and $2,166,000 for the three and nine months ended May 31, 1997 representing an increase of 6.1% and 3.2%, respectively, over the comparable prior periods. These increases were primarily due to increases in comparable store sales of $1,123,400 or 6.4% and $2,729,600 or 4.2% in addition to new store sales of $855,300 and $2,280,000 for the three and nine month periods, respectively, over the comparable prior periods. Management believes that the marketing plan launched in September 1996 and the mild weather conditions in the northeast region during the fiscal second quarter compared to the comparable prior periods contributed significantly to the positive comparable store sales results.

Gross profit percentage remained relatively constant and increased by 0.8% for the three and nine months ended May 31, 1997, respectively, from the comparable prior periods. For the nine months ended May 31, 1997, the increase was primarily due to (i) a decrease in markdowns as a percent of sales of 0.4% primarily due to improved control of promotions during the Christmas selling season and (ii) a 0.4% decrease in the Company's shrinkage estimate based on the results of the fiscal 1996 annual physical inventory and continuation of loss prevention efforts.

Store expenses increased by $586,000 and as a percentage of net sales increased by 1.8% for the three months ended May 31, 1997 from the comparable prior period. The increases were due primarily to increases in payroll and payroll related expenses and secondarily to planned increases in advertising. Store expenses increased by $528,000 and as a percentage of net sales remained relatively constant for the nine months ended May 31, 1997 in comparison to the corresponding prior period. The dollar increase was primarily due to an increase in (i) payroll and payroll related expenses, and

                     RAG SHOPS, INC. AND SUBSIDIARIES

(ii) depreciation expense due to the installation of point-of-sale equipment net of a decrease in advertising costs as a result of an increase in vendor contributions. As a percentage of net sales, the Company was able to leverage these costs against the increase in sales as previously discussed.

General and administrative expenses increased by $119,000 and as a percentage of net sales decreased by 0.1% for the three months ended May 31, 1997 from the comparable prior period. The increase in general and administrative expenses was primarily due to an increase in payroll and payroll related expenses. General and administrative expenses remained relatively constant and as a percentage of net sales decreased by 0.4% for the nine months ended May 31, 1997 from the comparable prior period. The decrease in general and administrative expenses as a percentage of net sales for the three and nine month periods ending May 31, 1997 was primarily due to the Company leveraging these relatively fixed costs against the increase in net sales as previously discussed.

Interest expense-net decreased for the three and nine months ended May 31, 1997 from the comparable prior periods as a result of cash provided by operating activities. This decrease was net of additional interest on the Company's term loan to finance its point-of-sale cash register software, data collection and computer systems. See "Liquidity and Capital Resources".

The effective tax rate for the three and nine months ended May 31, 1997 was estimated at 39.4% as compared to 38.3% for the comparable prior periods. This increase is attributed to a higher effective state and local income tax rate.

Net income decreased by $199,000 for the three months ended May 31, 1997 as compared to the comparable prior period due to the increase in operating expenses which was partially offset by increases in comparable store sales and the related increase in gross profit. Net income increased by $507,000 for the nine months ended May 31, 1997 primarily due to increases in comparable store sales and the related increase in gross profit partially offset by increases in store expenses.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended May 31, 1997 and the comparable prior period,

                      RAG SHOPS, INC. AND SUBSIDIARIES

the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $956,000 for the nine months ended May 31, 1997 as compared to the August 31, 1996 amount as a result of the Company retaining its net income for this period.

The Company maintains a $10 million credit facility with a bank which is renewable on or before each December 31. The credit facility consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.50% at May 31, 1997) and under the term loan are fixed at eight percent (8%). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $1,460,000 and $4,935,000 for the nine months ended May 31, 1997 and June 1, 1996, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company fully expects to complete installation of its point-of-sale systems in all stores by the end of July 1997. In addition, we are continuing with the development of our automated store ordering systems and anticipate commencing installation in January 1998.

Net cash provided by operating activities for the nine months ended May 31, 1997 and June 1, 1996 amounted to $4,294,000 and $3,250,000, respectively, and $1,150,000 and $645,000, respectively, was used for purchases of property and equipment. As of May 31, 1997 the Company has opened four new stores, closed four stores and was operating sixty-seven stores. Subsequent to May 31, 1997 the Company closed one store. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

                            RAG SHOPS, INC.



Date: July 3, 1997          /s/ Stanley Berenzweig
                            Stanley Berenzweig
                            Chairman Of The Board and
                            Principal Executive Officer



Date: July 3, 1997          /s/ Steven B. Barnett
                            Steven B. Barnett
                            Principal Financial Officer and
                            Principal Accounting Officer