Form 10-K
period 1997-08-30
RAG SHOPS INC
filed 1997-11-17
CIK 874385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


  X                     ANNUAL REPORT PURSUANT TO SECTION
              13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended August 30, 1997
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to _______


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

Registrant's telephone number including area code: (973) 423-1303

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

     As of October 20, 1997, there were outstanding 4,514,400 shares of Common Stock. Based on the price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $6,531,544.


                   DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's 1997 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

     Certain exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, as listed in response to Item 14(a)(3).

                 [The remainder of this page is intentionally blank.]

                                     PART I

ITEM 1. BUSINESS.

General

     Rag Shops, Inc., a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey corporation having the same name which was incorporated in September 1984, as a holding company for numerous subsidiaries that have operated retail stores since 1963. As of August 30, 1997, Rag Shops, Inc. operates 66 specialty retail stores which sell competitively priced fabric and craft merchandise. The Company caters to value conscious consumers who sew and create decorative accessories. The Company believes that its wide selection of currently popular merchandise, value-pricing policy and commitments to both customer service and advertising are principal factors contributing to its profitability. The Company's stores are destination-oriented and also attract shoppers from other stores located in the same shopping center.

    As of August 30, 1997, the Company operated 33 retail stores in New Jersey, 19 in Florida, seven in Pennsylvania, six in New York and one in Connecticut. The Company anticipates opening two to four stores, relocating one store and closing three stores during the remainder of its fiscal year ending August 29, 1998. The Company's expansion strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. The following table sets forth information with respect to store openings and closings since fiscal 1993:


                                                   Fiscal Years

                                    1997      1996     1995      1994     1993

Stores open at beginning of period    67        69       68        61       54
Stores opened during period            4         1        2         8       10
Stores closed during period            5         3        1         1        3
Stores open at end of period          66        67       69        68       61


Products

       The Company's stores offer a diverse and extensive assortment of value-priced crafts, fabrics and related items to creative craft and sewing consumers. For fiscal years 1995, 1996 and 1997, sales of crafts accounted for approximately 66.2%, 65.3% and 67.3% respectively, of the Company's net sales, and sales of fabrics accounted for the remainder.

    Each of the Company's stores offers fabric, craft and related products. Fabric items available at the Company's stores include apparel and home decorative fabrics, trimmings, patterns and sewing notions. Craft items include silk flowers, wicker, picture frames, wood products, stitchery, yarn, wearable art, art supplies and craft supplies. As of August 30, 1997, fifty-seven stores offer custom picture framing. The Company also sells a wide variety of seasonal merchandise with special emphasis on the Easter, Back-to-School, Halloween and Christmas seasons.

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

    Craft or sewing classes are offered every week at a select number of each of the Company's stores to further promote both specific products and store business. During each class, participants complete a project using materials purchased from the store at which the class is offered. Merchandise instructional demonstrations are held periodically at charitable organizations, conventions and schools as an effective method of attracting customers and generating the purchase of fabrics, crafts and related merchandise necessary for the customer to create the featured apparel.

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

     Stores are generally open from 10:00 A.M. to 9:00 P.M. Monday through Saturday and 11:00 A.M. to 6:00 P.M. on Sunday, with extended hours during the Christmas season. All stores are operating with point-of-sale cash register systems as of July 1997. Approximately 73% of receipts at the Company's stores are for cash or check, with the balance paid for with MasterCard, Visa, Discover or American Express. The average sale is approximately $12.00.

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

Sources of Supply

        The Company purchases its merchandise from more than 300 suppliers. The Company's merchandise is primarily purchased from domestic suppliers (including distributors that import goods from the Far East) and the balance is acquired directly from manufacturers in the Far East, including Hong Kong, Taiwan, Korea, China and the Philippines. All of the merchandise purchased directly from foreign manufacturers, consisting primarily of silk flowers, seasonal merchandise and staple craft products, is sold under the Company's private label. As is customary in the industry, the Company does not have any long-term or exclusive contracts with any suppliers. The Company believes that alternate sources of merchandise are readily available at comparable prices.

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

Competition

      The retail craft and fabric industry (the "Industry") is highly competitive. The Company competes with other national, regional and independent specialty craft and/or fabric retailers and mass merchandisers, some of which have greater financial and other resources than the Company. The Company believes it competes on the basis of merchandise selection, customer service, price and advertising. Competitors include A.C. Moore, Fabri-Centers of America, Inc., and Michaels Stores, Inc.

Employees

       As of August 30, 1997, the Company has approximately 1,080 employees, consisting of approximately 320 full time and 760 part time employees. Full time personnel consist of approximately 190 salaried and 130 hourly employees. All part time personnel are hourly employees. During seasonal peak periods, the Company hires temporary personnel. Approximately 35 employees in the Company's distribution center are covered by a collective bargaining agreement with Local 161 of the Union Of Needletrades, Industrial And Textile Employees, AFL-CIO. This agreement expires in March 1999. The Company considers its relationships with its employees to be good.


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

        The Company's 85,000 square foot distribution center is located in Paterson, New Jersey. The Company believes that its distribution center is adequate for its needs through the expiration of the current term of the lease in July 2000. The Company has one option to renew the lease for a period of two years. The Company also expects to lease approximately 30,000 to 50,000 square feet of warehouse space for approximately eight months each year to accommodate seasonal merchandise.

         The Company's stores, all of which are located in leased facilities, range in size from approximately 5,200 square feet to 17,600 square feet. The average size of the Company's stores is approximately 9,400 square feet with approximately 90% of the area of each store representing selling space. The Company seeks to open new stores in the range of approximately 12,000 to 15,000 square feet. However, the Company often maintains options to expand store size and will exercise those options or otherwise enlarge particular stores as circumstances warrant. The following table sets forth the number of store leases due to expire, including options to renew, during the year indicated.

                         LEASE EXPIRATIONS

     Year              Number             Year                 Number

     2000                1                2013                   5
     2001                3                2014                   3
     2003                2                2015                   1
     2004                2                2016                   3
     2005                2                2017                   9
     2006                2                2018                   5
     2008                4                2019                   4
     2009                3                2020                   2
     2010                2                2021                   2
     2011                4                2023                   1
     2012                3                2026                   1
                                          2027                   2

     Sixty-three of the above stores are located in strip shopping centers, and the remaining three are free-standing buildings. The stores generally are located in close proximity to population centers and other retail operations and are usually on a major highway or thoroughfare, making them easily accessible by automobile. All of the stores provide free parking.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 30, 1997.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

       The Company's Common Stock is traded on the NASDAQ National Market System ("NASDAQ/NMS") under the symbol "RAGS."

       The following table sets forth, for the periods indicated, the range of high and low sale prices of the Common Stock as reported by NASDAQ from September 3, 1995, through August 30, 1997. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                          High             Low

        Fiscal Quarter Ended

        November 30, 1996                $ 2.50           $1.938
        March 1, 1997                      4.313           2.00
        May 31, 1997                       3.75            2.688
        August 30                          3.688           2.50

        Fiscal Quarter Ended

        December 2, 1995                  $ 3.25          $1.875
        March 2, 1996                       2.625          1.875
        June 1, 1996                        2.50           2.00
        August 31, 1996                     2.50           2.00

       On October 20, 1997, the closing price of the Common Stock was $3.15625.

      The approximate number of stockholders of record of the Common Stock at October 20, 1997 was 270. The number of beneficial owners whose shares are held by banks, brokers and other nominees exceeds 1,000.

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

ITEM 6.            SELECTED FINANCIAL DATA.

                                               Year Ended(1)
                      August 30, August 31, September 2, September 3, August 28,
                        1997       1996        1995         1994        1993
                      (in thousands, except Common Stock Data and Statistics)

OPERATIONS

Net sales        $      86,528   $   83,767 $   86,089 $   89,529  $   84,151
Gross profit            31,044       30,440     31,592     33,886      34,293
Store exp & general
  and administrative
  expenses              30,578       29,500     30,566     32,504      30,953
Interest expense, net      115          161        134        266          46
Income before inc taxes    351          779        893      1,117       3,294
Income before cumulative effect
  of change in accounting
  principle                207          520        542        692       2,011
Net income        $        207    $     520  $     542  $     767  $    2,011

COMMON STOCK DATA

Net income per share before
  cumulative effect of change
  in acctg principle
                  $        .05    $     .12  $     .12  $     .15  $      .44
Net income per share       .05          .12        .12        .17         .44
Dividends per share          -            -          -          -           -
Stockholders' equity per
  share           $       4.61    $    4.56  $    4.45  $    4.33  $     4.16
Weighted average out-
  standing           4,538,971    4,515,527  4,526,108  4,515,102   4,571,305

FINANCIAL POSITION

Working capital   $     16,256    $  16,985   $ 15,161  $  13,851  $   13,308
Total assets            32,264       33,555     34,821     36,079      32,136
Short-term               3,119        1,762      4,735      6,555       2,796
Long-term debt             554        1,231          -          -           -
Stockholders'
  equity          $     20,800    $  20,593   $ 20,073  $  19,531  $   18,764

                                           Year Ended(1)
                     August 30, August 31, September 2, September 3, August 28,
                        1997       1996       1995         1994         1993
                       (in thousands, except Common Stock Data and Statistics)

STATISTICS

Net sales increase
 (decrease)             3.3%      (2.7%)     (3.8%)        6.4%        14.4%
Comparable store net
  sales increases(decreases)
  (1)(3)                3.8%      (4.9%)     (7.3%)       (4.1%)       (.5%)
Return on net sales,
  after income taxes     .2%        .6%        .6%          .9%        2.4%
Return on average
  stockholders' equity  1.0%       2.6%       2.7%         4.0%       11.3%
Average net sales per
  gross square ft(2) $  139  $     135  $     141   $      154    $    166
Average net sales per
  store (000's)(2)   $ 1,296 $    1,214 $   1,265   $    1,362    $    1,447
Stores open at end of
  period                  66         67        69           68            61

  (1) Data for the fiscal years ended August 28, 1993, September 3, 1994, September 2, 1995, August 31, 1996 and August 30, 1997
             include the results of operations for 52 weeks, 53 weeks, 52 weeks, 52 weeks and 52 weeks, respectively.

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

  (3) Comparable store sales increases for a fiscal year include stores commencing with their thirteenth consecutive entire fiscal month.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

Results of Operations

        The following table sets forth as a percentage of net sales, certain items appearing in the Company's Consolidated Income Statements for the indicated year
                                                Year Ended
                                           1997     1996     1995
     Net sales                            100.0%   100.0%   100.0%
     Cost of merchandise sold
       and occupancy costs                 64.1     63.7     63.3
     Gross profit                          35.9     36.3     36.7
     Store expenses                        23.9     23.8     23.9
     General and administrative
       expenses                            11.5     11.4     11.6
     Income from operations                 0.5      1.1      1.2
     Net income                              .2%      .6%      .6%

     The Company's net sales increased in 1997 by $2,761,000 or 3.3% due to increases in comparable store sales of $3,038,000 or 3.8% in addition to new store sales of $3,417,000 net of the impact of closed store sales. Management believes that the marketing plan launched in September 1996 and the mild weather conditions in the northeast region during the fiscal second quarter compared to the comparable prior periods contributed significantly to the positive comparable store sales results. The Company's net sales decreased in 1996 by $2,323,000 or 2.7% due to decreases in comparable store sales of $4,169,000 or 4.9% partially offset by new store sales of $2,732,000. Management believes the decreases in comparable store sales in 1996 were primarily due to inclement weather conditions in the northeast region during the winter compared to the comparable prior period and the weak retail environment which existed throughout the spring and summer selling seasons in our industry segment.

  Gross profit percentage decreased by .4% in 1997 as compared to 1996 as a result of an increase in the annual shrinkage of inventory of .7% partially offset by a decrease in markdowns of .4% due to improved control of promotions during the Christmas selling season. Gross profit percentage decreased by .4% in 1996 as compared to 1995 as a result of a 1.2% increase in markdowns, which was primarily attributed to increased competitive promotional sales activity during the Christmas selling season and secondarily to a .7% increase in occupancy costs. These amounts were partially offset by the Company's ability to obtain a .7% increase on the initial markup of inventory purchases by increasing the mix of direct imports, which are more profitable than domestic purchases, and improve the annual shrinkage results by .8%.

      Store expenses increased by $754,000 or 3.8% in 1997 as compared to 1996. The dollar increase was primarily due to an increase in (i) payroll and payroll related expenses, (ii) depreciation expense due to the installation of the Company's point-of-sale cash register software, data collection and computer systems ("point-of-sale systems") and (iii) advertising in connection with the new marketing plan. As a percentage of net sales, store expenses in 1997 remained relatively constant compared to 1996. Store expenses decreased by $675,000 or 3.3% in 1996 as compared to 1995. The decrease was primarily the result of an expanded vendor cooperative advertising program and secondarily due to a reduction in payroll and payroll related expenses. As a percentage of net sales, store expenses in 1996 remained relatively constant compared to 1995.

   General and administrative expenses increased by $324,000 or 3.4% in 1997 as compared to 1996. The increase was primarily due to an increase in payroll and payroll related expenses. As a percentage of net sales, general and administrative expenses in 1997 remained relatively constant compared to 1996. General and administrative expenses decreased by $391,000 or 3.9% in 1996 as compared to 1995. As a percentage of net sales, general and administrative expenses decreased by .2% notwithstanding the decrease in net sales and comparable store sales. The decrease in general and administrative expenses and as a percentage of net sales was primarily due to a reduction in payroll and related expenses and secondarily a result of a reduction in professional fees.

         Interest expense-net decreased in 1997 as compared to 1996 as a result of lower borrowings on the Company's line of credit. This decrease was net of additional interest on the Company's term loan to finance its point-of-sale systems. See "Liquidity and Capital Resources." Interest expense increased in 1996 as compared to 1995 as a result of the Company's term loan discussed above.

      The effective tax rate for 1997 was 41.0% as compared to 33.2% in 1996. The increase is primarily due to a $15,000 tax settlement paid in 1997 for the tax years 1993 through 1995 based upon the results of an Internal Revenue Service audit. The effective tax rate for 1996 was 33.2% as compared to 39.3% in 1995. The decrease is attributed to Corporate state tax planning that resulted in a lower effective state and local income tax rate.

  Net income decreased by $313,000 for 1997 as compared to 1996 due to the increase in operating expenses which was partially offset by the increase in sales and the related increase in gross profit. Net income for 1996 remained relatively constant when compared to 1995.

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

Liquidity and Capital Resources

      The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. In 1997 and 1996, the Company relied on short-term borrowings, internally generated funds and credit made available by suppliers to finance inventories and new store openings.

      The Company's working capital has decreased $729,000 in 1997 as compared to 1996 primarily as a result of the reduction in its merchandise inventories.

   The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.50% at August 30, 1997) and under the term loan are fixed at eight percent (8%). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 30, 1997, the Company was in compliance with such covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $2,755,000, $4,935,000 and $6,930,000 in 1997, 1996 and 1995, respectively. As of August 30, 1997 and August 31, 1996, $2,435,000 and $1,130,000, respectively, was outstanding under the line of credit for direct borrowings and $1,227,000 and $1,852,000, respectively, was outstanding under the term loan with $678,000 and $549,000 maturing in 1998 and 1999, respectively. The Company intends to maintain the availability of the line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale systems. The Company completed installation of its point-of-sale systems in all stores as of July 1997. In addition, the Company is continuing with the development of its automated store ordering systems and anticipates commencing installation in January 1998.

    The Company purchases merchandise directly from manufacturers in the Far East. Generally, these purchases are supported by letters of credit payable in United States dollars. The results of operations of the Company have not been significantly affected by foreign currency fluctuation. At August 30, 1997, the Company had outstanding letters of credit in the approximate amount of $146,600.

      During 1997, 1996 and 1995, the Company had net cash provided by operating activities of $1,135,000, $2,659,000 and $1,982,000, respectively, and used $1,877,000, $1,001,000 and $432,000, respectively, for purchases of property and equipment. Cash provided by operating activities decreased in 1997 primarily as a result of a reduction in accounts payable due to the timing of merchandise receipts at year end. The Company expects to open two to four stores, relocate one store and close three existing stores during 1998. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores.

Forward-Looking Statements

    Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in competitive pricing for products, the impact of competitor store openings and closings, the availability of merchandise, general economic conditions, lease negotiations and other risk factors.

New Accounting Standards

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principles Board Opinion No. 15, "Earnings Per
Share." The Company will begin reporting net income per share according to this new standard in its 1998 annual report on Form 10-K. The Company does not expect the implementation of SFAS No. 128 to have a material effect on the Company's computation of earnings per share.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting the display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

      SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

       Both SFAS No. 130 and SFAS No. 131 are effective for fiscal periods beginning after December 15, 1997. The Company has not yet determined the impact, if any, of adopting these standards.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


           See Item 14(a)1 in Part IV.

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


           Not Applicable.

                                         PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 30, 1997.


ITEM 11.     EXECUTIVE COMPENSATION.

      The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 30, 1997.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 30, 1997.



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 30, 1997.


                                 PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

               (a)      Documents filed as part of this report.

                 1. Financial Statements                        Page

                    Independent Auditors' Report                F-1

                    Consolidated Balance Sheets as of August
                    30, 1997 and August 31, 1996                F-2

                    Consolidated Statements of Income for the
                    years ended August 30, 1997,
                    August 31, 1996 and September 2, 1995       F-3

                    Consolidated Statements of Stockholders'
                    Equity for the years ended August 30, 1997,
                    August 31, 1996 and September 2, 1995       F-4

                    Consolidated Statements of Cash Flows for
                    the years ended August 30, 1997, August 31,
                    1996 and September 2, 1995                  F-5

                    Notes to Consolidated Financial Statements  F-7


                 2. Financial Statement Schedules

                    None


                 3. Exhibits
                      3.1*  Certificate of Incorporation of the Company

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

                      27 Financial Data Schedule (Filed electronically with SEC only)



________________________________

     *Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

      (b) The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Hawthorne, New Jersey, on November 12, 1997.

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

Signature                     Title(s)                        Date


/s/ Michael Aaronson          Director                        November 12, 1997
  Michael Aaronson

/s/ Steven Barnett            Principal Financial             November 12, 1997
  Steven Barnett              Officer, Principal
                              Accounting Officer and
                              Director

/s/ Evan Berenzweig           Director                        November 12, 1997
  Evan Berenzweig

/s/ Stanley Berenzweig        Principal Executive             November 12, 1997
  Stanley Berenzweig          Officer and Director

/s/ Fred J. Damiano           Director                        November 12, 1997
  Fred J. Damiano

/s/ Judith Lombardo           Director                        November 12, 1997
  Judith Lombardo

/s/ Alan C. Mintz             Director                        November 12, 1997
  Alan C. Mintz

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

24.1           Power of Attorney to sign Form 10-K
               (set forth on page 20)

27             Financial Data Schedule
               (Filed electronically with SEC only)



________________________________

* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

                       RAG SHOPS, INC. AND SUBSIDIARIES


                 Consolidated Financial Statements and Independent
                       Auditors' Report for the Three Years
                             Ended August 30, 1997



INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
Rag Shops, Inc.
Hawthorne, New Jersey


We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and its subsidiaries as of August 30, 1997 and August 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended August 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rag Shops, Inc. and subsidiaries as of August 30, 1997 and August 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Parsippany, New Jersey
October 24, 1997

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                         August 30,                August 31,
ASSETS                                     1997                       1996

CURRENT ASSETS:
      Cash                           $    763,668               $    820,985
      Merchandise inventories          25,123,037                 26,280,442
      Prepaid expenses                    298,823                    345,449
      Other current assets                242,297                    473,979
      Deferred taxes                      697,146                    727,746

         Total current assets          27,124,971                 28,648,601

PROPERTY AND EQUIPMENT, NET             4,885,520                  4,462,121

OTHER ASSETS                              253,198                    444,539

                                      $32,263,689                $33,555,261

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Note payable - bank             $ 2,435,000                $ 1,130,000
      Accounts payable - trade          5,080,546                  7,604,083
      Accrued expenses and other current
                     liabilities        1,857,216                  1,714,346
      Accrued salaries and wages          812,028                    583,085
      Current portion of long-term debt   683,980                    631,969

           Total current liabilities   10,868,770                 11,663,483

DEFERRED TAXES                             40,361                     68,061

LONG-TERM DEBT                            554,298                  1,230,880

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
        2,000,000 shares authorized;
        no shares issued or outstanding       -                          -
      Common stock, $.01 par value,
        13,000,000 shares authorized;
        4,514,400 shares issued and
        outstanding at August 30,
        1997 and August 31, 1996         45,144                      45,144
      Additional paid-in capital      6,039,162                   6,039,162
      Retained earnings              14,715,954                  14,508,531

      Total stockholders' equity     20,800,260                  20,592,837

                                    $32,263,689                 $33,555,261

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
                                          Year Ended
                                     August 30,   August 31,  September 2,
                                        1997        1996          1995


NET SALES                           $86,527,566  $83,766,651  $86,089,364

COST OF MERCHANDISE SOLD AND
   OCCUPANCY COSTS                   55,483,180   53,326,702   54,497,390

     Gross profit                    31,044,386   30,439,949   31,591,974

OPERATING EXPENSES:
  Store expenses                     20,692,692   19,938,761   20,614,048
      General and administrative
       expenses                       9,885,242    9,561,294    9,951,815

          Total operating expenses   30,577,934   29,500,055   30,565,863

INCOME FROM OPERATIONS                  466,452      939,894    1,026,111

INTEREST EXPENSE, Net                   115,129      160,887      133,602

INCOME BEFORE PROVISION FOR
    INCOME TAXES                        351,323      779,007      892,509

PROVISION FOR INCOME TAXES              143,900      258,700      350,600

NET INCOME                          $   207,423   $  520,307  $   541,909

PER SHARE DATA:

NET INCOME PER SHARE                       $.05        $.12          $.12

WEIGHTED AVERAGE SHARES
    OUTSTANDING                       4,538,971   4,515,527     4,526,108


See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                               Additional
                               Common Stock     Paid-In   Retained
                              Shares  Dollars   Capital   Earnings     Total



BALANCE, SEPTEMBER 3, 1994 4,514,400  $45,144 $6,039,162 $13,446,315 $19,530,621

Net income                       -        -          -       541,909     541,909

BALANCE, SEPTEMBER 2, 1995 4,514,400   45,144  6,039,162  13,988,224  20,072,530

Net income                       -        -          -       520,307     520,307

BALANCE, AUGUST 31, 1996   4,514,400   45,144  6,039,162  14,508,531  20,592,837

Net income                       -        -          -       207,423     207,423

BALANCE, AUGUST 30, 1997   4,514,400  $45,144 $6,039,162 $14,715,954 $20,800,260

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended
                                            August 30,  August 31, September 2,
                                               1997        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                             $  207,423  $  520,307   $  541,909
     Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization         1,406,285   1,273,770    1,175,746
       Deferred taxes                            8,000    (132,900)    (113,600)
       Loss on disposition of property
         and equipment                          59,738      15,613       47,397
     Changes in assets and liabilities:
       (Increase) decrease in:
         Merchandise inventories             1,157,405   1,278,377      302,872
         Prepaid expenses                       46,626     195,438        6,946
         Other current assets                  231,682    (381,948)     (37,457)
         Other assets                          169,668    (129,917)      15,659
        Increase (decrease) in:
         Accounts payable - trade           (2,523,537)    156,121      144,322
         Accrued expenses and other
           current liabilities                 142,870     (66,206)     170,632
         Accrued salaries and wages            228,943     (69,211)    (272,904)

         Net cash provided by operating
           activities                        1,135,103   2,659,444    1,981,522

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property
       and equipment                             4,331       3,895        2,350
     Payments for purchases of property
       and equipment                        (1,877,180) (1,000,511)    (432,155)

         Net cash used in investing
           activities                       (1,872,849)   (996,616)    (429,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of note
       payable - bank                       14,520,000  34,415,000   29,101,000
     Repayments of note payable - bank     (13,215,000)(38,020,000) (30,921,000)
     Long-term borrowings                            -   2,000,000           -
     Repayments of long-term debt             (624,571)   (148,080)          -

         Net cash provided by (used in)
           financing activities                680,429  (1,753,080)  (1,820,000)

NET DECREASE IN CASH                           (57,317)    (90,252)    (268,283)

CASH, BEGINNING OF YEAR                        820,985     911,237    1,179,520

CASH, END OF YEAR                          $   763,668 $   820,985  $   911,237

                                                                    (continued)
RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
    Interest                               $   165,922 $   232,667 $   104,004

    Income taxes                           $   532,087 $   200,013 $   463,756

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
     Purchase of property and equipment
       in exchange for debt                $         - $    10,929 $         -

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Summary Of Significant Accounting Policies

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

Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.The provisions of SFAS No. 121 did not have any impact on the Company's financial position or results of operations.

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


Net Income Per Share
Net income per share is based on the weighted average number of shares outstanding during each period. The dilutive effect of stock options and warrants is included in each of the three fiscal years in the period ended August 30, 1997.

Recent Accounting Pronouncements
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"
(SFAS No. 128), which establishes new standards for computing and presenting net income per shareand replaces the standards previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share." The Company will begin reporting net income per share according to this new standard in its 1998 annual report on Form 10-K. The Company does not expect the implementation of SFAS No. 128 to have a material effect on the Company's computation of earnings per share.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting the display of comprehensive income and its components in a full set of general-purpose financial statements.
This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately form retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Both SFAS No. 130 and SFAS No. 131 are effective for fiscal periods beginning after December 15, 1997. The Company has not yet determined the impact, if any, of adopting these standards.

Use Of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes to financial statements. Actual results could differ from those estimates.

Fair Value Of Financial Instruments
Management of the Company believes that the fair value of financial instruments approximates their cost as of August 30, 1997 and August 31, 1996. In management's opinion, the fair value of its fixed-rate term loan approximates book value based on borrowing rates currently available to the Company and amounts outstanding under its line of credit approximate fair value due to their variable rate.

Fiscal Year
The Company's fiscal year end is the Saturday closest to August 31. The financial statements for the fiscal years ended September 2, 1995, August 31, 1996 and August 30, 1997 were each comprised of 52 weeks.



Note 2. Property And Equipment

Property and equipment consists of the following:

                                    Useful       August 30,       August 31,
                                     Lives          1997             1996

      Furniture and fixtures      5-10 years     $7,127,202       $6,744,696
      Leasehold improvements        10 years      2,579,142        2,340,000
      Transportation equipment     3-7 years        461,324          440,940
      Data processing equipment      5 years      3,295,785        2,359,911

                                                 13,463,453       11,885,547
      Less accumulated depreciation and
                  amortization                    8,577,933        7,423,426

                                                $ 4,885,520       $4,462,121


Note 3.     Note Payable - Bank

The Company maintains a $10,000,000 credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three year term loan (see Note 4). The facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 30, 1997, the Company was in compliance with such covenants. Borrowings under the line of credit bear interest payable quarterly at the bank's prime rate (8.50% at August 30, 1997). The borrowings outstanding under the line of credit as of August 30, 1997 and August 31, 1996 were $2,435,000 and $1,130,000, respectively, and the unused line of credit for direct borrowings and the issuance of letters of credit at August 30, 1997 was $5,418,381.

Note 4.           Long-Term Debt

Long-term debt outstanding consists of the following:

                                        August 30,     August 31,
                                           1997           1996

                  Term loan             $1,227,349     $1,851,920
                  Other                     10,929         10,929

                                         1,238,278      1,862,849
                  Less current portion     683,980        631,969

                                        $  554,298     $1,230,880

During the year ended August 31, 1996, the Company borrowed $2,000,000 ("term loan") under the terms of its credit facility with a bank to finance its new point-of-sale cash register software, data collection and computer systems. Interest on the term loan is payable monthly at a fixed interest rate of 8%. The term loan matures May 1, 1999, has monthly payments of $62,673 and is collateralized by equipment having a net book value of $1,630,945 as of August 30, 1997.

Aggregate annual maturities of long-term debt are as follows:

                  Fiscal Year Ended
                         1998          $  683,980
                         1999             554,298
                                       $1,238,278

Note 5.     Commitments And Contingencies

The Company leases its facilities in accordance with operating leases, having initial terms of more than one year, which expire in various years through 2012. Substantially all of the leases contain renewal options. In addition, certain leases require that the Company pay its pro rata share of utilities, taxes, insurance and maintenance. Rent expense for 1997, 1996 and 1995 amounted to $6,140,557, $5,863,758 and $5,606,092, respectively, and includes contingent rentals (computed on a percentage of sales, as defined in the leases) of $28,168, $42,565, and $84,269, respectively.

The Company leases certain premises from an entity controlled by the majority stockholders of the Company. For the years ended 1997, 1996 and 1995, rental payments under this agreement amounted to $307,695, $288,897, and $269,435, respectively.

Future minimum annual rental commitments under noncancellable operating leases are as follows:

             Fiscal Year Ended
                   1998               $6,200,136
                   1999                4,944,808
                   2000                4,003,055
                   2001                2,951,617
                   2002                1,873,916
                   Thereafter          4,118,514

                                     $24,092,046

In addition, at August 30, 1997 the Company has outstanding letters of credit for the purchase of merchandise inventories of approximately $146,600.

Note 6. Stock Options And Warrants

In April 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") covering employees and nonemployee directors. The plan permits options to purchase a total of 450,000 shares of common stock, of which 435,600 shares have been reserved by the Company as of August 30, 1997. Such options may be incentive stock options ("ISO") or nonqualified options. The term of an option will not exceed ten years and an option is exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. The options granted are generally exercisable 20% per year.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
(SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                  Net income-as reported                     $207,423
                  Net income-pro forma                       $201,139
                  Net income per share as reported           $    .05
                  Net income per share-proforma              $    .04

The weighted-average fair value per share of options granted during the year is $1.39. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividends yield of 0%, expected volatility of 50%, risk-free interest rate of 4.5% and expected lives of
7.5 years.

Information with respect to options granted under the Plan is as follows:

                                  Number of   Exercise Price Weighted-Average
                                    Shares       Per Share    Exercise Price

Outstanding, September 3, 1994     259,800     $6.00-$12.375     $7.213
Granted                             70,000     $2.375-$3.188     $2.607
Canceled                          (105,650)    $6.00-$12.375     $7.583

Outstanding, September 2, 1995     224,150     $2.375-$12.375    $5.601
Granted                             12,000        $2.125         $2.125
Canceled                           (21,400)    $3.188-$12.375    $6.107

Outstanding, August 31, 1996       214,750     $2.125-$12.375    $5.356
Granted                            115,000     $2.34-$3.00       $2.362
Canceled                           (23,700)    $2.125-$12.375    $7.228

Outstanding, August 30, 1997       306,050     $2.125-$12.375    $4.086

Exercisable, September 2, 1995     115,150     $6.00-$12.375     $6.814

Exercisable, August 31, 1996       136,200     $6.00-$12.375     $6.726

Exercisable, August 30, 1997       145,050     $2.375-$12.375    $5.980


The weighted-average remaining contractual life of stock options outstanding at August 30, 1997 is 6.8 years.

Note 7.     Income Taxes

      Income tax expense consists of the following:

                                                Year Ended
                                    August 30,   August 31,    September 2,
                                       1997         1996          1995

      Federal:
                Current           $  135,900    $  362,800     $  314,400
                Deferred               8,000      (115,800)       (60,400)

      State:
                Current                    -        28,800        149,800
                Deferred                   -       (17,100)       (53,200)

                                  $  143,900    $  258,700     $  350,600

The deferred income tax arises from the following temporary differences:

                                                    Year Ended
                                         August 30,  August 31, September 2,
                                            1997        1996        1995

      Uniform inventory capitalization   $(30,600)   $ 53,800   $ 20,000
      Depreciation                         27,700      64,600     22,100
      Straight-line of leases              (5,100)     14,500     18,300
      Reserves not deductible                   -           -     53,200

                                         $ (8,000)  $ 132,900  $ 113,600

The effective tax rate differs from the Federal statutory rate as follows:

                                                     Year Ended
                                           August 30, August 31, September 2,
                                               1997      1996       1995

      Statutory tax rate                       34.0%     34.0%      34.0%
      State and local income taxes,
        net of federal income tax
        benefit                                   -       1.0        7.1
      Other                                     7.0      (1.8)      (1.8)

      Effective tax rate                       41.0%     33.2%      39.3%


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

The tax effect of significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                        Year Ended
                                                August 30,        August 31,
                                                   1997             1996

Current Deferred tax asset:
  Uniform inventory capitalization               $697,146         $727,746

Non-current deferred tax assets:
  Straight-line of leases                         111,673          116,773
  Net operating losses for State purposes         404,522          219,210
  Valuation allowance                            (329,822)        (144,510)

                                                  883,519          919,219
Non-current deferred tax liability:
  Difference between book and
    tax depreciation methods                       40,361           68,061

Net deferred tax asset                           $843,158         $851,158

Note 8. Employee Benefit Plan

Effective January 1, 1996, the Company adopted a voluntary 401(k) savings plan. All non-union employees of the Company are eligible to participate on or after reaching age 21 and completing one year of eligibility service. The Company did not make any discretionary contributions to the 401(k) plan for the years ended August 30, 1997 and August 31, 1996.

Note 9. Quarterly Results (Unaudited)

The following is a summary of selected quarterly financial data (thousands of dollars, except per share amounts):


                                           Fiscal Quarter Ended
                                  Nov. 30,   Mar. 1,   May 31,   Aug. 30,
   Fiscal 1997                      1996      1997      1997       1997

   Net sales                      $26,181   $23,707   $19,629    $17,011
   Gross profit                     9,791     8,718     7,120      5,415
   Net income (loss)                  921       218       167     (1,099)(a)
   Net income (loss) per share        .20       .05       .04       (.24)(a)


                                            Fiscal Quarter Ended
                                  Dec. 2,     Mar. 2,   Jun. 1,   Aug. 31,
   Fiscal 1996                      1995       1996      1996       1996
   Net sales                      $27,782     $21,063   $18,506    $16,416
   Gross profit                    10,442       7,148     6,756      6,094
   Net income(loss)                   736        (303)      366       (279)(a)
   Net income(loss) per share         .16        (.07)      .08       (.06)(a)


(a) Included in the fiscal quarter ended August 30, 1997 and August 30, 1996 was a charge $220,000 or $.05 per share and a credit of $335,000 or $.07 per share, respectively, based on the Company's annual shrinkage results compared to those estimates.

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

Each of the above does business under the name "The Rag Shop."


                                                                EXHIBIT 23.1


                                RAG SHOPS, INC.


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement of Rag Shops, Inc. on Form S-8 of our report dated October 24, 1997, appearing in this Annual Report on Form 10-K of Rag Shops, Inc. for the year ended August 30, 1997.


Deloitte & Touche LLP
Parsippany, New Jersey
November 12, 1997