Form 10-Q
period 1997-11-29
RAG SHOPS INC
filed 1998-01-07
CIK 874385

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended November 29, 1997

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

Registrant's telephone number, including area code (973) 423-1303

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

               CLASS                        OUTSTANDING AT DECEMBER 26, 1997
   Common stock, par value $.01                         4,514,400

                     RAG SHOPS, INC. AND SUBSIDIARIES




                                   INDEX








                                                                       Page


PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

      Condensed consolidated balance sheets - November 29, 1997
            (unaudited), November 30, 1996 (unaudited) and August 30, 1997 3

      Condensed consolidated statements of income - three
            months ended November 29, 1997 (unaudited) and
            November 30, 1996 (unaudited)                                 4

      Condensed consolidated statements of cash flows -
            three months ended November 29, 1997 (unaudited) and
            November 30, 1996 (unaudited)                                 5

      Notes to condensed consolidated financial statements                6

  Item 2. Management's Discussion and Analysis of Results of
                              Operations and Financial Condition        7-9

PART II - OTHER INFORMATION

  Items 1. - 5.                                                          10

  Item 6. Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                               10

                     RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                        (All amounts in thousands)

                               November 29,    November 30,     August 30,
                                   1997            1996            1997
                                (Unaudited)     (Unaudited)      (Note A)
  ASSETS

Current assets:
  Cash                              $ 3,843       $ 4,297         $   764
  Merchandise inventories          24,078          24,314          25,123
  Prepaid expenses                    716             920             299
  Other current assets                193             394             242
  Deferred taxes                      697             728             697

                    Total current assets29,527     30,653          27,125
Property and equipment, net         4,804           4,369           4,886
Other assets                          271             416             253

                                  $34,602         $35,438         $32,264

  LIABILITIES AND STOCKHOLDERS'
       EQUITY

Current liabilities:
  Note payable-bank               $     -         $     -         $ 2,435
  Accounts payable-trade            7,841           7,828           5,081
  Accrued expenses and other
      current liabilities           2,719           2,812           1,857
  Accrued salaries and wages          623             723             812
  Income taxes payable                521             781-
  Current portion of
    long-term debt                    698             645             684

          Total current liabilities12,402          12,789          10,869

Deferred taxes                         41              68              41

Long-term debt                        377           1,067             554

Stockholders' equity:
  Preferred stock---
  Common stock                         45              45              45
  Additional paid-in capital        6,039           6,039           6,039
  Retained earnings                15,698          15,430          14,716

                    Total stockholders'
                      equity       21,782          21,514          20,800

                                  $34,602         $35,438         $32,264

Note A: Derived from the August 30, 1997 audited balance sheet.

See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


               (All amounts in thousands, except share data)

                                                   Three Months Ended
                                               November 29,  November 30,
                                                    1997         1996

Net sales                                        $   26,277   $   26,181
Cost of merchandise sold and occupancy costs         16,536       16,390

  Gross profit                                        9,741        9,791

Store expenses                                        5,566        5,803
General and administrative expenses                   2,511        2,420

  Total operating expenses                            8,077        8,223

Income from operations                                1,664        1,568
Interest expense                                         54           49

Income before provision for income taxes              1,610        1,519
Provision for income taxes                              628          598

Net income                                       $      982   $      921

PER SHARE DATA:

Net income per share                             $      .22   $      .20

Dividends per share                              $       -    $       -

Weighted average shares outstanding               4,557,717    4,514,484


See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                        (All amounts in thousands)

                                                   Three Months Ended
                                               November 29,  November 30,
                                                    1997         1996

Cash flows from operating activities:
 Net income                                      $   982      $   921
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                  361          365
      Loss on disposition of property and equipment    -            7
 Changes in assets and liabilities:
   (Increase) decrease in:
      Merchandise inventories                      1,045        1,966
      Prepaid expenses                              (417)        (575)
      Other current assets                            49           80
      Other assets                                   (18)          24
   Increase (decrease) in:
      Accounts payable-trade                       2,760          224
      Accrued expenses and other current liabilities 862        1,247
      Accrued salaries and wages                    (189)         140
      Income taxes payable                           521          631

          Net cash provided by operating activities5,956        5,030

Cash flows from investing activities:
 Payments for purchases of property and equipment   (278)        (274)

          Net cash used in investing activities     (278)        (274)

Cash flows from financing activities:
 Proceeds from issuance of note payable-bank       5,810        7,075
 Repayments of note payable-bank                  (8,245)      (8,205)
 Repayments of long-term debt                       (164)        (150)


          Net cash used in financing activities   (2,599)      (1,280)

Net increase in cash                               3,079        3,476
Cash, beginning of period                            764          821

Cash, end of period                              $ 3,843      $ 4,297

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                   $    34      $    59

      Income taxes                               $    12      $   117

See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        THREE MONTHS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three months ended November 29, 1997 are not necessarily indicative of results for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these con-densed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission in November 1997.

NOTE 2 - ADOPTION OF ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share." The Company will begin reporting net income per share according to this new standard in its second quarter of fiscal 1998. The Company does not expect the implementation of SFAS No. 128 to have a material effect on the Company's computation of earnings per share.

                    RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.
                                                   Three Months Ended
                                               November 29,  November 30,
                                                    1997         1996

Net sales                                            100.0%    100.0%
Cost of merchandise sold and occupancy costs          62.9      62.6

Gross profit                                          37.1      37.4
Store expenses                                        21.2      22.2
General and administrative expenses                    9.6       9.2

Income from operations                                 6.3       6.0
Net income                                             3.7%      3.5%


The Company's net sales increased by $96,000 or .4% for the three months ended November 29, 1997 over the comparable prior period due to new store sales of $1,166,000 offset by decreases in comparable store sales of $184,000 or .7% and closed store sales in the comparable prior period of $886,000.

Gross profit percentage decreased by .3% for the three months ended November 29, 1997 from the comparable prior period primarily due to an increase of .4% in the Company's shrinkage reserve.

Store expenses decreased by $237,000 and as a percentage of net sales decreased by 1.0% for the three months ended November 29, 1997 from the comparable prior period. The decrease in store expenses and as a percentage of net sales was primarily due to a decrease in payroll and payroll related expenses.

General and administrative expenses increased by $91,000 and as a percentage of net sales increased by .4% during the three months ended November 29, 1997 over the comparable prior period. The increase in general and administrative expenses and as a percentage of net sales was primarily due to an increase in payroll and payroll related expenses.

Interest expense remained relatively constant for the three months ended November 29, 1997 from the comparable prior period. See "Liquidity and Capital Resources".

The effective tax rate for the three months ended November 29, 1997 was estimated at 39.0% as compared to 39.4% for the comparable prior period. This decrease is attributed to a lower effective state and local income tax rate.

                    RAG SHOPS, INC. AND SUBSIDIARIES

Net income increased by $61,000 for the three months ended November 29, 1997 as compared to the comparable prior period. The increase in net income is due to the decrease in store expenses partially offset by the decrease in gross profit and an increase in general and administrative expenses.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the three months ended November 29, 1997 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $869,000 for the three months ended November 29, 1997 as compared to the August 30, 1997 amount as a result of the Company retaining its net income for this period.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and has been renewed for 1998 unchanged. The credit facility consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.50% at November 29, 1997) and under the term loan are fixed at eight percent (8%). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $2,785,000 and $1,460,000 for the three months ended November 29, 1997 and November 30, 1996, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company completed installation of its point-of-sale systems in all stores as of July 1997. In addition, the Company is continuing with the development of its automated store ordering systems and anticipates commencing installation in the spring of 1998.

                     RAG SHOPS, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the three months ended November 29, 1997 and November 30, 1996 amounted to $5,956,000 and $5,030,000, respectively, and $278,000 and $274,000, respectively, was used for purchases of property and equipment. During the three months ended November 29, 1997 the Company expanded and retrofitted two existing stores by taking additional contiguous space to more closely represent its new prototype larger format stores. There were no new stores opened or existing stores closed during this period. The Company expects to open an additional two to four new stores, relocate and expand one existing store and close two existing stores during the current fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

                                               RAG SHOPS, INC.



Date: January  5, 1998      /s/ Stanley Berenzweig
                                    Stanley Berenzweig
                            Chairman Of The Board and
                            Principal Executive Officer



Date: January  5, 1998      /s/ Steven B. Barnett
                            Steven B. Barnett
                            Principal Financial Officer and
                            Principal Accounting Officer