Form 10-Q
period 1998-02-28
RAG SHOPS INC
filed 1998-04-09
CIK 874385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

        For Quarter Ended February 28, 1998

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

          CLASS                          OUTSTANDING AT MARCH 27, 1998
Common stock, par value $.01                       4,514,400

                 RAG SHOPS, INC. AND SUBSIDIARIES



                               INDEX





                                                                Page


PART 1 - FINANCIAL INFORMATION

Item 1.Financial Statements

  Condensed consolidated balance sheets - February 28, 1998 (unaudited),
      March 1, 1997 (unaudited) and August 30, 1997                         3

  Condensed consolidated statements of income - three and six months ended
      February 28, 1998 (unaudited) and March 1, 1997 (unaudited)           4

  Condensed consolidated statements of cash flows - six months ended
      February 28, 1998 (unaudited) and March 1, 1997 (unaudited)           5

  Notes to condensed consolidated financial statements                      6

Item 2.Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                           7-8

PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders                  9

Item 6.Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                  9

                RAG SHOPS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                    (All amounts in thousands)

                           February 28,      March 1,       August 30,
                               1998            1997            1997
                            (Unaudited)     (Unaudited)      (Note A)
ASSETS

Current assets:
Cash                          $ 3,048       $ 4,195         $   764
Merchandise inventories        22,630        22,249          25,123
Prepaid expenses                  755           825             299
Other current assets              149           408             242
Deferred taxes                    697           728             697

         Total current assets  27,279        28,405          27,125

Property and equipment, net     4,727         4,243           4,886
Other assets                      271           336             253

                              $32,277       $32,984         $32,264

LIABILITIES AND STOCKHOLDERS'
   EQUITY

Current liabilities:
Note payable-bank            $      -      $      -         $ 2,435
Accounts payable-trade          5,091         5,982           5,081
Accrued expenses and other
 current liabilities            2,591         2,114           1,857
Accrued salaries and wages        651           887             812
Income taxes payable              783           644               -
Current portion of long-term debt 716           657             684

     Total current liabilities  9,832        10,284          10,869

Deferred taxes                     41            68              41

Long-term debt                    191           900             554

Stockholders' equity:
Common stock                       45            45              45
Additional paid-in capital      6,039         6,039           6,039
Retained earnings              16,129        15,648          14,716

   Total stockholders' equity  22,213        21,732          20,800

                              $32,277       $32,984         $32,264

Note A: Derived from the August 30, 1997 audited balance sheet.

See notes to the condensed consolidated financial statements.

                 RAG SHOPS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                            (Unaudited)

           (All amounts in thousands, except share data)

                         Three Months Ended       Six Months Ended

                      February 28,   March 1,  February 28,  March 1,
                          1998         1997         1998       1997

Net sales              $24,998       $23,707      $51,275   $49,888
Cost of merchandise sold
and occupancy costs     15,951        14,989       32,487    31,379

Gross profit             9,047         8,718       18,788    18,509

Store expenses           5,701         5,806       11,267    11,609
General and administrative
 expenses                2,645         2,544        5,156     4,964

Total operating expenses  8,346        8,350     16,423      16,573

Income from operations      701          368      2,365       1,936
Interest income (expense)     6           (9)       (49)        (58)

Income before provision for
 income taxes               707          359      2,316       1,878
Provision for income taxes  276          141        903         739


Net income             $    431     $    218   $  1,413     $ 1,139

Earnings per common share

Basic                  $    .10     $    .05  $     .31    $    .25

Diluted                $    .09     $    .05  $     .31    $    .25





See notes to the condensed consolidated financial statements.









                            Page 4 of 9


                 RAG SHOPS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited)

                    (All amounts in thousands)

                                                Six Months Ended
                                            February 28,     March 1,
                                               1998            1997
Cash flows from operating activities:
Net income                                   $ 1,413        $ 1,139
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                   721            731
 Loss on disposition of property and equipment    19             34
 Changes in assets and liabilities:
(Increase) decrease in:
 Merchandise inventories                       2,493          4,031
 Prepaid expenses                               (456)          (480)
 Other current assets                             93             66
 Other assets                                    (18)            99
Increase (decrease) in:
 Accounts payable-trade                           10         (1,622)
 Accrued expenses and other current liabilities  734            549
 Accrued salaries and wages                     (161)           304
 Income taxes payable                            783            494

   Net cash provided by operating activities   5,631          5,345

Cash flows from investing activities:
Payments for purchases of property and
 equipment                                      (584)          (537)
Proceeds from sale of property and equipment       3              1

   Net cash used in investing activities        (581)          (536)

Cash flows from financing activities:
Proceeds from issuance of note payable-bank    5,810          7,075
Repayments of note payable-bank               (8,245)        (8,205)
Repayments of long-term debt                    (331)          (305)

   Net cash used in financing activities      (2,766)        (1,435)

Net increase in cash                           2,284          3,374
Cash, beginning of period                        764            821

Cash, end of period                          $ 3,048        $ 4,195

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
Interest                                    $     78        $    92

Income taxes                                $     27        $   395


See notes to the condensed consolidated financial statements.

                 RAG SHOPS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three and six months ended February 28, 1998 are not necessarily indicative of results for the fiscal year.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE 3 - EARNINGS PER SHARE
                            Three Months Ended       Six Months Ended
                         February 28,   March 1,  February 28,  March 1,
                             1998         1997        1998        1997
Numerator:
Net income for basic and diluted
earnings per share      $  431,000   $  218,000   $1,413,000   $1,139,000

Denominator:
 Denominator for basic earnings per
  share--weighted-average
  shares                 4,514,400    4,514,400    4,514,400    4,514,400

Effect of dilutive securities:
Employee stock options      30,905       36,462       11,915        1,733

Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions            4,545,305    4,550,862    4,526,315    4,516,133

Basic earnings per share$      .10   $      .05   $      .31  $       .25
Diluted earnings per share$    .09   $      .05   $      .31  $       .25

               RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.
                               Three Months Ended    Six Months Ended
                              February 28,March 1,February 28,March 1,
                                  1998      1997      1998      1997

Net sales                        100.0%    100.0%    100.0%    100.0%
Cost of merchandise sold and
 occupancy costs                  63.8      63.2      63.4      62.9
Gross profit                      36.2      36.8      36.6      37.1
Store expenses                    22.8      24.5      22.0      23.3
General and administrative
 expenses                         10.6      10.7      10.0       9.9
Income from operations             2.8       1.6       4.6       3.9
Net income                         1.7%      0.9%      2.8%      2.3%

The Company's net sales increased by $1,291,000 and $1,387,000 for the three and six months ended February 28, 1998 representing an increase of 5.4% and 2.8%, respectively, over the comparable prior periods. These increases were primarily due to increases in comparable store sales of $938,000 or 4.1% and $754,000 or 1.6%, over the comparable prior periods, in addition to new store sales of $963,000 and $2,129,000 offset by closed store sales of $610,000 and $1,496,000 for the three and six month periods, respectively.

Gross profit percentage decreased by .6% and .5% for the three and six months ended February 28, 1998, respectively, from the comparable prior periods primarily due to an increase of .4% in the Company's shrinkage reserve.

Store expenses decreased by $105,000 and $342,000 and as a percentage of net sales decreased by 1.7% and 1.3% for the three and six months ended February 28, 1998, respectively, over the comparable prior periods. The decrease in store expenses and as a percentage of net sales for the three and six months ended February 28, 1998 was primarily due to adecrease in payroll and payroll related expenses.

General and administrative expenses increased by $101,000 and $192,000 for the three and six months ended February 28, 1998, respectively, over the comparable prior periods. The increase in general and administrative expenses was primarily due to an increase in payroll and payroll related expenses. As a percentage of net sales, general and administrative expenses remained relatively constant as the Company was able to leverage these costs against the increase in net sales.

Interest income (expense) remained relatively constant for the three and six months ended February 28, 1998 from the comparable prior periods. See "Liquidity and Capital Resources".

The effective tax rate for the three and six months ended February 28, 1998 was estimated at 39.0% as compared to 39.4% for the comparable prior periods. This decrease is attributed to a lower effective state and local income tax rate.

Net income increased by $213,000 for the three months ended February 28, 1998 as compared to the comparable prior period due to the comparable store net sales increases and related increase in gross profit. Net income increased by $274,000 for the six months ended February 28, 1998 primarily due to the comparable store net sales increases and related increase in gross profit and secondarily to the decrease in store expenses which was partially offset by the increase in general and administrative expenses.

Seasonality

The Company's business is seasonal, which the Company believes is typical of the retail fabric and craft industry. The Company's highest sales and earnings levels historically occur between September and December. The Company has historically operated at a loss during the fourth quarter of its fiscal year, the June through August summer period.

                            Page 7 of 9


                          RAG SHOPS, INC. AND SUBSIDIARIES

Year to year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including the timing and duration of holiday selling seasons and the timing of new store openings and promotional markdowns.

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the six months ended February 28, 1998 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $1,191,000 for the six months ended February 28, 1998 as compared to the August 30, 1997 amount as a result of the Company retaining its net income for this period.

The Company maintains a $10 million credit facility with a bank which is renewable on or before each December 31. The credit facility consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.50% at February 28, 1998) and under the term loan are fixed at seven and one-half percent (7.50%) effective March 1, 1998, formerly at eight percent (8%) since inception. The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. The Company has satisfied its line of credit clean-up provision for 1998 during the three months ended February 28, 1998. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $2,785,000 and $1,460,000 for the six months ended February 28, 1998 and March 1, 1997, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company completed installation of its point-of-sale systems in all stores as of July 1997. In addition, the Company is continuing with the development of its automated store ordering systems and anticipates commencing installation in the spring of 1998.

Net cash provided by operating activities for the six months ended February 28, 1998 and March 1, 1997 amounted to $5,631,000 and $5,345,000, respectively, and $584,000 and $537,000, respectively, was used for purchases of property and equipment. For the six months ended February 28, 1998 the Company has opened one new store, relocated and expanded one existing store, closed one and expanded and retrofitted two existing stores by taking additional contiguous space to more closely represent its new prototype larger format stores. The Company expects to open an additional two to four new stores and close one existing store during the current fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

                 RAG SHOPS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

 Item  4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on January 22, 1998. Mr. Stanley Berenzweig was elected a Class I Director by a vote of 4,230,367 shares in favor and 97,245 shares withheld. Mr. Michael Aaronson was also elected a Class I Director by a vote of 4,230,067 shares in favor and 97,545 shares withheld. The firm of Deloitte & Touche, LLP was appointed as auditors for the Company's fiscal year ending August 29, 1998 by a vote of 4,295,267 in favor, 25,045 against and 7,300 abstaining.

No other matters were considered by the Shareholders at said Annual Meeting.

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

                          RAG SHOPS, INC.



Date:April 8, 1998     /s/ Stanley Berenzweig
                          Stanley Berenzweig
                          Chairman Of The Board and
                          Principal Executive Officer



Date:April 8, 1998        /s/ Steven B. Barnett
                          Steven B. Barnett
                          Principal Financial Officer and
                          Principal Accounting Officer