Form 10-Q
period 1998-05-30
RAG SHOPS INC
filed 1998-07-10
CIK 874385

FORM 10-Q

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended May 30, 1998

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

              Yes    X                                     No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT JUNE  26, 1998
   Common stock, par value $.01                              4,514,400

                      RAG SHOPS, INC. AND SUBSIDIARIES



                                     INDEX





                                                                            Page


PART 1 - FINANCIAL INFORMATION

        Item 1.   Financial Statements

           Condensed consolidated balance sheets - May 30, 1998 (unaudited),
            May 31, 1997 (unaudited) and August 30, 1997                       3

           Condensed consolidated statements of income - three and nine months
            ended May 30, 1998 (unaudited) and May 31, 1997 (unaudited)        4

           Condensed consolidated statements of cash flows - nine months ended
            May 30, 1998 (unaudited) and May 31, 1997 (unaudited)              5

           Notes to condensed consolidated financial statements                6

        Item 2.   Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                    7-8

PART II - OTHER INFORMATION

        Items 1.-5.                                                            9

        Item 6.   Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                                     9

                             RAG SHOPS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (All amounts in thousands)

                                         May 30,       May 31,      August 30,
                                          1998          1997           1997
                                      (Unaudited)    (Unaudited)    (Note A)
        ASSETS

Current assets:
   Cash                                $ 2,508         $ 2,372      $   764
   Merchandise inventories              23,108          21,827       25,123
   Prepaid expenses                        195             655          299
   Other current assets                     70             411          242
   Deferred taxes                          697             728          697

             Total current assets       26,578          25,993       27,125

Property and equipment, net              4,544           4,483        4,886
Other assets                               291             272          253

                                       $31,413         $30,748      $32,264

        LIABILITIES AND STOCKHOLDERS'
                    EQUITY

Current liabilities:
   Note payable-bank                   $     -         $     -      $ 2,435
   Accounts payable-trade                4,839           4,481        5,081
   Accrued expenses and other current
    liabilities                          1,965           1,331        1,857
   Accrued salaries and wages              652             939          812
   Income taxes payable                    744             632            -
   Current portion of long-term debt       735             670          684

             Total current liabilities   8,935           8,053       10,869

Deferred taxes                              41              68           41

Long-term debt                               -             728          554

Stockholders' equity:
        Common stock                        45              45           45
        Additional paid-in capital       6,039           6,039        6,039
        Retained earnings               16,353          15,815       14,716

             Total stockholders' equity 22,437          21,899       20,800

                                       $31,413         $30,748      $32,264

Note A: Derived from the August 30, 1997 audited balance sheet.

See notes to the condensed consolidated financial statements.

                            RAG SHOPS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                       (Unaudited)

                     (All amounts in thousands, except share data)

                                Three Months Ended          Nine Months Ended

                                May 30,     May 31,         May 30,    May 31,
                                 1998        1997            1998       1997

Net sales                      $20,699      $19,629        $71,974     $69,517
Cost of merchandise sold
  and occupancy costs           13,209       12,509         45,696      43,888

Gross profit                     7,490        7,120         26,278      25,629

Store expenses                   4,928        4,577         16,195      16,186
General and administrative
 expenses                        2,204        2,260          7,360       7,224

Total operating expenses         7,132        6,837         23,555      23,410

Income from operations             358          283          2,723       2,219
Interest income (expense)-net       10           (6)           (39)        (64)

Income before provision for
 income taxes                      368          277          2,684       2,155
Provision for income taxes         144          110          1,047         849


Net income                    $    224     $    167       $  1,637     $ 1,306

Earnings per common share

      Basic                   $    .05     $    .04       $     .36    $    .29

      Diluted                 $    .05     $    .04       $     .36    $    .29





See notes to the condensed consolidated financial statements.












                                     Page 4 of 9

                           RAG SHOPS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                                (All amounts in thousands)

                                                      Nine Months Ended
                                                May 30,                May 31,
                                                 1998                    1997
Cash flows from operating activities:
      Net income                              $ 1,637                   $ 1,306
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization          1,091                     1,096
         Loss on disposition of property and
           equipment                               23                        45
 Changes in assets and liabilities:
       (Increase) decrease in:
         Merchandise inventories                2,015                     4,453
         Prepaid expenses                         104                      (310)
         Other current assets                     172                        63
         Other assets                             (40)                      160
       Increase (decrease) in:
         Accounts payable-trade                  (242)                   (3,123)
         Accrued expenses and other current
           liabilities                            108                      (234)
         Accrued salaries and wages              (160)                      356
         Income taxes payable                     744                       482

            Net cash provided by operating
             activities                         5,452                     4,294

Cash flows from investing activities:
      Payments for purchases of property
        and equipment                            (773)                   (1,150)
      Proceeds from sale of property and
        equipment                                   3                         1

             Net cash used in investing
               activities                        (770)                   (1,149)

Cash flows from financing activities:
    Proceeds from issuance of note
      payable-bank                              5,810                     7,075
    Repayments of note payable-bank            (8,245)                   (8,205)
    Repayments of long-term debt                 (503)                     (464)

             Net cash used in financing
               activities                      (2,938)                   (1,594)

Net increase in cash                            1,744                     1,551
Cash, beginning of period                         764                       821

Cash, end of period                           $ 2,508                   $ 2,372

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
              Interest                       $     94                  $    122

              Income taxes                   $    209                  $    518


See notes to the condensed consolidated financial statements.

                            RAG SHOPS, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED MAY 30, 1998 AND MAY 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three and nine months ended May 30, 1998 are not necessarily indicative of results for the fiscal year.

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

NOTE 3 - EARNINGS PER SHARE

                                       Three Months Ended    Nine Months Ended

                                      May 30,      May 31,  May 30,     May 31,
                                       1998         1997     1998        1997


Numerator:
   Net income for basic and diluted
    earnings per share            $  224,000   $  167,000  $1,637,000 $1,306,000

Denominator:
   Denominator for basic earnings per
    share--weighted-average shares 4,514,400    4,514,400  4,514,400   4,514,400

   Effect of dilutive securities:
    Employee stock options            43,856       43,505     39,035      12,824


   Denominator for diluted earnings
    per share--adjusted weighted-
    average shares and assumed
    conversions                     4,558,256   4,557,905  4,553,435   4,527,224

Basic earnings per share          $       .05  $      .04 $      .36  $      .29

Diluted earnings per share        $       .05  $      .04 $      .36  $      .29

                              RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.
                                    Three Months Ended       Nine Months Ended
                                   May 30,      May 31,     May 30,      May 31,
                                    1998         1997        1998         1997

Net sales                          100.0%       100.0%      100.0%        100.0%
Cost of merchandise sold and
 occupancy costs                    63.8         63.7        63.5          63.1
Gross profit                        36.2         36.3        36.5          36.9
Store expenses                      23.8         23.3        22.5          23.3
General and administrative expenses 10.7         11.5        10.2          10.4
Income from operations               1.7          1.5         3.8           3.2
Net Income                           1.1%         0.9%        2.3%          1.9%

The Company's net sales increased by $1,070,000 and $2,457,000 for the three and nine months ended May 30, 1998 representing an increase of 5.5% and 3.5%, respectively, over the comparable prior periods. These increases were primarily due to increases in comparable store sales of $696,000 or 3.7% and $1,450,000 or 2.2%, over the comparable prior periods, in addition to new store sales of $953,000 and $3,083,000 offset by closed store sales of $579,000 and $2,076,000 for the three and nine month periods, respectively.

Gross profit percentage remained consistent for the three and nine months ended May 30, 1998, respectively, from the comparable prior periods.

Store expenses increased by $351,000 and as a percentage of net sales increased by .5% for the three months ended May 30, 1998 over the comparable prior period. The increases were primarily due to an increase in payroll and payroll related expenses. Store expenses remained relatively constant and as a percentage of net sales decreased by .8% for the nine months ended May 30, 1998 over the comparable prior period. The decrease in store expenses as a percentage of net sales was principally due to the Company leveraging these expenses against the increase in net sales.

General and administrative expenses decreased marginally and increased by $136,000 for the three and nine months ended May 30, 1998, respectively, over the comparable prior periods. The increase in general and administrative expenses was primarily due to an increase in payroll and payroll related expenses. As a percentage of net sales, general and administrative expenses decreased by .8% and .2% for the three and nine months ended May 30, 1998, respectively, over the comparable prior periods as the Company was able to leverage these costs against the increase in net sales.

The effective tax rate for the three and nine months ended May 30, 1998 was estimated at 39.0% as compared to 39.4% for the comparable prior periods. This decrease is attributed to a lower effective state and local income tax rate.

Net income increased by $57,000 for the three months ended May 30, 1998 as compared to the comparable prior period primarily due to the comparable store net sales increases and related increase in gross profit partially offset by an increase in store expenses. Net income increased by $331,000 for the nine months ended May 30, 1998 primarily due to the comparable store net sales increases and related increase in gross profit partially offset by the increase in general and administrative expenses.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended May 30, 1998 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $1,387,000 for the nine months ended May 30, 1998 as compared to the August 30, 1997 amount as a result of the Company retaining its net income for this period.

The Company maintains a $10 million credit facility with a bank which is renewable on or before each December 31. The credit facility consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.50% at May 30, 1998) and under the term loan are fixed at seven and one-half percent (7.5%) effective March 1, 1998, formerly at eight percent (8%) since inception. The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $2,785,000 and $1,460,000 for the nine months ended May 30, 1998 and May 31, 1997, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company completed installation of its point-of-sale systems in all stores as of July 1997. In addition, the Company is continuing with the development of its automated store ordering systems and anticipates completing installation in the spring of 1999.

Net cash provided by operating activities for the nine months ended May 30, 1998 and May 31, 1997 amounted to $5,452,000 and $4,294,000, respectively, and $773,000 and $1,150,000, respectively, was used for purchases of property and equipment. For the nine months ended May 30, 1998 the Company has opened two new stores, relocated and expanded one existing store, closed two and expanded and retrofitted two existing stores by taking additional contiguous space to more closely represent its new prototype larger format stores. The Company does not expect to open any additional new stores or close any existing stores during the remainder of the current fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

 Items 1.-5.  Not applicable

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

                                      RAG SHOPS, INC.



Date:      July 10, 1998              /s/ Stanley Berenzweig
                                       Stanley Berenzweig
                                       Chairman Of The Board and
                                       Principal Executive Officer



Date:      July 10, 1998              /s/ Steven B. Barnett
                                       Steven B. Barnett
                                       Principal Financial Officer and
                                       Principal Accounting Officer