Form 10-K
period 1998-08-29
RAG SHOPS INC
filed 1998-11-27
CIK 874385

SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-K


  X                                      ANNUAL REPORT PURSUANT TO SECTION
                             13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the fiscal year ended August 29, 1998
                                                        OR
                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934
                            For the transition period from _______ to _______


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


                 As of October 30, 1998, there were outstanding 4,514,400 shares of Common Stock. Based on the price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $5,173,500.


                                  DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the Registrant's 1998 Definitive Proxy Statement,
               which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                 Certain exhibits are incorporated by reference to the
               Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, as listed in response to Item 14(a)(3).

                   [The remainder of this page is intentionally blank.]

                                           PART I

ITEM 1. BUSINESS.

General

        Rag Shops, Inc., a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey corporation having the same name which was incorporated in September 1984, as a holding company for numerous subsidiaries that have operated retail stores since 1963. As of August 29, 1998, Rag Shops, Inc. operates 66 specialty retail stores which sell competitively priced craft and fabric merchandise. The Company caters to value conscious consumers who create decorative accessories and sew. The Company believes that its wide selection of currently popular merchandise, value-pricing policy and commitments to both customer service and advertising are principal factors contributing to its profitability. The Company's stores are destination-oriented and also attract shoppers from other stores located in the same shopping center.

         As of August 29, 1998, the Company operated 33 retail stores in New Jersey, 19 in Florida, seven in Pennsylvania, six in New
York and one in Connecticut. The Company anticipates opening five to seven stores and closing one store during the remainder of its fiscal year ending August 28, 1999. The Company's expansion strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. The following table sets forth information with respect to store openings and closings since fiscal 1994:


                                                   Fiscal Years

                                      1998    1997    1996     1995    1994

Stores open at beginning of period     66      67      69       68      61
Stores opened during period             2       4       1        2       8
Stores closed during period             2       5       3        1       1
Stores open at end of period           66      66      67       69      68


Products

           The Company's stores offer a diverse and extensive assortment of value-priced crafts, fabrics and related items to creative craft and sewing consumers. For fiscal years 1996, 1997 and 1998, sales of crafts accounted for approximately 65.3%, 67.3% and 68.2% respectively, of the Company's net sales, and sales of fabrics accounted for the remainder.

            Each of the Company's stores offers craft, fabric and related products. Craft items include silk flowers, wicker, picture frames, wood products, stitchery, yarn, wearable art, art supplies and craft supplies. Fabric items available at the Company's stores include apparel and home decorative fabrics, trimmings, patterns and sewing notions. As of August 29, 1998, fifty-nine stores offer custom picture framing. The Company also sells a wide variety of seasonal merchandise with special emphasis on the Easter, Back-to-School, Halloween and Christmas seasons.

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

                 Stores are generally open from 10:00 A.M. to 9:00 P.M. Monday through Saturday and 11:00 A.M. to 6:00 P.M. on Sunday, with extended hours during the Christmas season. All stores are operating with point-of-sale cash register systems. Approximately
68% of receipts at the Company's stores are for cash or check, with the balance paid for with MasterCard, Visa, Discover or American
Express. The average sale is approximately $12.30.

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

                 Consistent with industry practice, merchandise from manufacturers in the Far East is ordered four to six months in advance to assure delivery prior to the selling season for the merchandise. Letters of credit are issued to foreign manufacturers with specific terms regarding the merchandise ordered, inspection prior to shipment and time and place of delivery. The Company assumes the risk of loss on a F.O.B. basis when goods are delivered to a shipper and is insured against casualty losses arising during shipping.

Competition

                The retail craft and fabric industry is highly competitive. The Company competes with other national, regional and independent specialty craft and/or fabric retailers and mass merchandisers, some of which have greater financial and other resources than the Company. The Company believes it competes on the basis of merchandise selection, customer service, price and advertising.
Competitors include A.C. Moore Arts & Crafts, Inc., Jo-Ann Stores,
Inc., and Michaels Stores, Inc.

Employees

                 As of August 29, 1998, the Company has approximately 1,150 employees, consisting of approximately 310 full time and 840 part time employees. Full time personnel consist of approximately 200 salaried and 110 hourly employees. All part time personnel are hourly employees. During seasonal peak periods, the Company hires temporary personnel. Approximately 38 employees in the Company's distribution center are covered by a collective bargaining agreement with Local 161 of the Union Of Needletrades, Industrial
And Textile Employees, AFL-CIO. This agreement expires in March
1999. The Company considers its relationships with its employees to be good.


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

                 The Company's 85,000 square foot distribution center is located in Paterson, New Jersey. The Company believes that its distribution center is adequate for its needs through the expiration of the current term of the lease in July 2000. The
Company has one option to renew the lease for a period of two years. The Company also leases approximately 50,000 square feet of warehouse space to accommodate seasonal merchandise.

                 The Company's stores, all of which are located in leased facilities, range in size from approximately 6,200 square feet to 17,600 square feet. The average size of the Company's stores is approximately 9,700 square feet with approximately 90% of the area of each store representing selling space. The Company seeks to open new stores in the range of approximately 12,000 to 15,000 square feet. However, the Company often maintains options to expand store size and will exercise those options or otherwise enlarge particular stores as circumstances warrant. The following table sets forth the number of store leases due to expire, including options to renew, during the year indicated.

                                    LEASE EXPIRATIONS
    Year                  Number                 Year                   Number

    2000                    1                    2013                      5
    2001                    2                    2014                      3
    2003                    2                    2015                      1
    2004                    2                    2016                      3
    2005                    2                    2017                     10
    2006                    2                    2018                      6
    2008                    3                    2019                      6
    2009                    1                    2020                      2
    2010                    2                    2021                      2
    2011                    4                    2023                      2
    2012                    2                    2026                      1
                                                 2027                      2

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

ITEM 3.  LEGAL PROCEEDINGS.

                 The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceedings that is expected to have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 29, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS.

                 The Company's Common Stock is traded on the NASDAQ National Market System ("NASDAQ/NMS") under the symbol "RAGS."

                 The following table sets forth, for the periods indicated, the range of high and low sale prices of the Common Stock as reported by NASDAQ from September 1, 1996, through August 29, 1998. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                         High              Low

                   Fiscal Quarter Ended

                   November 29, 1997                    $ 3.50            $2.125
                   February 28, 1998                      3.438            2.625
                   May 30, 1998                           3.688            2.813
                   August 29, 1998                        3.75             2.50

                   Fiscal Quarter Ended

                   November 30, 1996                    $ 2.50            $1.938
                   March 1, 1997                          4.313            2.00
                   May 31, 1997                           3.75             2.688
                   August 30, 1997                        3.688            2.50

                 On October 30, 1998, the closing price of the Common Stock was $2.50.

                 The approximate number of stockholders of record of the Common Stock at October 30, 1998 was 287. The number of beneficial owners whose shares are held by banks, brokers and other nominees exceeds
800.

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

ITEM 6.              SELECTED FINANCIAL DATA.

                                             Fiscal Year Ended(1)
                  August 29,  August 30,  August 31,  September 2,  September 3,
                    1998         1997        1996        1995          1994
                    (in thousands, except Common Stock Data and Statistics)

OPERATIONS

Net sales      $   90,566    $  86,528   $   83,767   $   86,089  $   89,529
Gross profit       32,772       31,044       30,440       31,592      33,886
Store expenses and
 general and
 administrative
 expenses          31,167       30,578       29,500       30,566      32,504
Interest expense,
 net                   61          115          161          134         266
Income before income
 taxes              1,544          351          779          893       1,117
Income before
 cumulative effect
 of change in
 accounting
 principle             942         207          520          542         692
Net income      $      942   $     207     $    520      $   542   $     767

COMMON STOCK DATA (2)

Net income per
 share before
 cumulative effect
 of change
 in accounting principle
    Basic        $     .21    $    .05     $     .12     $   .12   $     .15
    Diluted            .21         .05           .12         .12         .15
Net income per share
    Basic              .21         .05           .12         .12         .17
    Diluted            .21         .05           .12         .12         .17
Book value per
 share           $    4.82    $   4.61     $    4.56     $  4.45   $    4.33
Weighted average
 shares and
 equivalents outstanding
    Basic         4,514,400  4,514,400     4,514,400   4,514,400   4,514,400
    Diluted       4,555,787  4,533,830     4,514,412   4,524,026   4,514,400

FINANCIAL POSITION

Working capital   $  17,095  $  16,256     $  16,985   $  15,161   $  13,851
Total assets         33,318     32,264        33,555      34,821      36,079
Short-term debt       2,194      3,119         1,762       4,735       6,555
Long-term debt            -        554         1,231           -           -
Stockholders'
 equity           $  21,742  $  20,800     $  20,593   $  20,073   $  19,531

                                         Fiscal Year Ended(1)
                 August 29,  August 30,   August 31,  September 2,   September 3
                   1998        1997          1996        1995           1994
                     (in thousands, except Common Stock Data and Statistics)

STATISTICS

Net sales increase
 (decrease)          4.7%       3.3%        (2.7%)      (3.8%)          6.4%
Comparable store net
  sales increases
 (decreases) (4)     3.2%       3.8%        (4.9%)      (7.3%)         (4.1%)
Return on net sales,
  after income taxes 1.0%        .2%          .6%         .6%            .9%
Return on average
  stockholders'
  equity             4.4%       1.0%         2.6%        2.7%           4.0%
Average net sales per
  gross square foot
  (3)            $   143   $    139   $     135    $     141     $      154
Average net sales
 per store
 (000's)(3)      $ 1,374   $   1,296  $   1,214    $    1,265    $    1,362
Stores open at end of
  period              66          66         67            69            68

  (1) Fiscal year ended September 3, 1994 was a 53 week fiscal year, all other years are 52 week fiscal years.

  (2) Per share data and the number of shares have been restated as required by Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

  (3) For purposes of calculating these amounts, the number of stores and the amount of gross square footage have been adjusted to reflect the number of months during the period that new stores were open. These amounts have not been adjusted to reflect the seasonal nature of the Company's net sales or the resulting impact of opening stores in different periods during the year. See "Management's Discussion and Analysis of Financial Information and Results of Operations--Seasonality."

  (4)         Comparable store sales increases for a fiscal year include stores commencing with their thirteenth consecutive entire fiscal month.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

            The following table sets forth as a percentage of net sales, certain items appearing in the Company's Consolidated Income Statements for the indicated years.

                                                     Year Ended
                                              1998      1997     1996
      Net sales                              100.0%    100.0%   100.0%
      Cost of merchandise sold
       and occupancy costs                    63.8      64.1     63.7
      Gross profit                            36.2      35.9     36.3
      Store expenses                          23.4      23.9     23.8
      General and administrative
       expenses                               11.0      11.5     11.4
      Income from operations                   1.8       0.5      1.1
      Net income                               1.0%       .2%      .6%

            The Company's net sales increased in 1998 by $4,038,000 or 4.7% due to increases in comparable store sales of $2,647,000 or 3.2% in addition to new store sales of $3,891,000 net of the impact of closed store sales. Management believes the increases in comparable store sales in 1998 were primarily due to improved buying and timely inventory replenishment based on information from the Company's point-of-sale cash register software, data collection and computer systems ("point-of-sale systems") installed in the prior year and from the continuation of its marketing plan that commenced in the prior year. The Company's net sales increased in 1997 by $2,761,000 or 3.3% due to increases in comparable store sales of $3,038,000 or 3.8% in addition to new store sales of $3,417,000 net of the impact of closed store sales. Management believes that the marketing plan launched in September 1996 and the mild weather conditions in the northeast region during the fiscal second quarter compared to the comparable prior periods contributed significantly to the positive comparable store sales results.

            Gross profit percentage increased by .3% in 1998 as compared to 1997 primarily as a result of a decrease in markdowns, which was partially attributable to the improved buying and timely inventory replenishment mentioned above. Gross profit percentage decreased by .4% in 1997 as compared to 1996 as a result of an increase in the annual shrinkage of inventory of .7% partially offset by a decrease in markdowns of .4% due to improved control of promotions during the Christmas selling season.

            Store expenses increased by $507,000 or 2.5% in 1998 as compared to 1997. The dollar increase was primarily the result of an increase in (i) the cost of operating the point-of-sale systems for an entire fiscal year, (ii) credit card processing costs principally due to accepting a new credit card at the beginning of this fiscal year and (iii) payroll and payroll related expenses. As a percentage of net sales, store expenses decreased by .5% in 1998 as compared to 1997 principally due to the Company leveraging these expenses against the increase in net sales.
Store expenses increased by $754,000 or 3.8% in 1997 as compared to 1996.
The dollar increase was primarily due to an increase in (i) payroll and payroll related expenses, (ii) depreciation expense as a result of the installation of the point-of-sale systems and (iii) advertising in connection with the new marketing plan. As a percentage of net sales, store expenses in 1997 remained relatively constant compared to 1996.

            General and administrative expenses increased marginally in 1998 as compared to 1997. As a percentage of net sales, general and administrative expenses decreased by .5% as the Company was able to leverage these costs against the increase in net sales. General and administrative expenses increased by $324,000 or 3.4% in 1997 as compared to 1996. The increase was primarily due to an increase in payroll and payroll related expenses. As a percentage of net sales, general and administrative expenses in 1997 remained relatively constant compared to 1996.

             Interest expense, net decreased in 1998 as compared to 1997 as a result of the reduction in the Company's term loan. Interest expense, net decreased in 1997 as compared to 1996 as a result of lower borrowings on the Company's line of credit. This decrease was net of additional interest on the Company's term loan to finance its point-of-sale systems.
See "Liquidity and Capital Resources."

            The effective tax rate for 1998 was 39.0% as compared to 41.0% in 1997. The decrease is primarily attributed to a tax settlement in 1997.
The effective tax rate for 1997 was 41.0% as compared to 33.2% in 1996.
The increase is primarily due to a $15,000 tax settlement paid in 1997 for the tax years 1993 through 1995 based upon the results of an Internal Revenue Service audit.

            Net income increased by $734,000 for 1998 as compared to 1997 due to the increase in sales and the related increase in gross profit which was partially offset by the increase in operating expenses. Net income decreased by $313,000 for 1997 as compared to 1996 due to the increase in operating expenses which was partially offset by the increase in sales and the related increase in gross profit.

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

Liquidity and Capital Resources

            The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. In 1998 and 1997, the Company relied on short-term borrowings, internally generated funds and credit made available by suppliers to finance inventories and new store openings.

            The Company's working capital has increased $838,000 in 1998 as compared to 1997 primarily as a result of the increase in its merchandise inventories and reduction in note payable-bank which was partially offset by an increase in accounts payable-trade.

            The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.50% at August 29, 1998) and under the term loan are fixed at seven and one-half percent (7.5%) effective March 1, 1998, formerly at eight percent
(8%) since inception. The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 29, 1998, the Company was in compliance with such covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $2,785,000, $2,755,000 and $4,935,000 in 1998, 1997 and 1996, respectively. As of
August 29, 1998 and August 30, 1997, $1,635,000 and $2,435,000,
respectively, was outstanding under the line of credit for direct borrowings and $548,000 and $1,227,000, respectively, was outstanding under the term loan with $548,000 maturing in 1999. The Company intends to maintain the availability of the line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale systems. The Company completed installation of its point-of-sale systems in all stores as of July 1997. In addition, the Company is in the test phase of its automated store ordering and receiving systems and anticipates having all stores fully operational by March
1999.

           The Company purchases merchandise directly from manufacturers in the Far East. Generally, these purchases are supported by letters of credit payable in United States dollars. The results of operations of the Company have not been significantly affected by foreign currency fluctuation. At August 29, 1998, the Company had outstanding letters of credit in the approximate amount of $138,400.

            During 1998, 1997 and 1996, the Company had net cash provided by operating activities of $2,443,000, $1,135,000 and $2,659,000, respectively, and used $835,000, $1,877,000 and $1,001,000, respectively, for purchases of property and equipment. Cash provided by operating activities increased in 1998 primarily as a result of increases in net income and accounts payable partially offset by an increase in merchandise inventories. The Company expects to open five to seven stores and close one existing store during 1999. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores.

Year 2000

             To conduct its business efficiently, the Company relies on several critical information technology ("IT") systems for functions including point-of-sale operations, inventory control, financial and accounting management, communications, purchasing, records retention, and general administrative procedures. Beginning in 1997, the Company began an internal review of its IT systems to ensure their viability in light of the highly-publicized "Year 2000" problem. The Company has also begun to assess other, non-IT systems (such as security and electrical) to identify potential Year 2000 issues that may arise from embedded chip technology. Because the Company's use of internal systems that include such technology is limited, management does not expect its non-IT systems to pose a material Year 2000 issue.

            Concurrently, management has been undertaking a general reevaluation of the Company's IT systems in its effort to enhance efficiency and increase profitability in a highly competitive marketplace. In several cases, this modernization program has allowed management to address Year
2000 compliance issues by entirely replacing certain obsolete technology with new systems that are Year 2000-compliant. Among the systems whose modernization is completed or underway are those controlling inventory, purchasing, point-of-sale data and central administration.

             As part of this review, management has also communicated with its most important suppliers and other vendors to ensure their Year 2000 compliance. The Company is cooperating with these vendors to upgrade certain software and maintain Year 2000 compliance both internally and externally.

            Management believes that its current efforts will allow the Company to be fully Year 2000-compliant by June of 1999, including allowances for integrated testing. Management has allowed for further time in the event certain system elements need additional upgrading. However, management believes that this possibility is unlikely as much of the necessary work has already been completed and tested.

            Because the Company has focused its attention primarily on updating its systems, it has not yet developed a contingency plan in the event of any interruption of key internal or external services. Management currently expects to complete such a plan by the middle of calendar year
1999, subject to further review and refinement thereafter to reflect changing circumstances. In particular, the Company's plan will seek to establish alternatives in the event of any disturbance in external telecommunications, electric power, financial or transportation networks. Although at this time the Company cannot estimate the impact of an interruption in any of these services, it is possible that a sustained disruption would materially affect the Company's operations and financial results.

             Since most of the Company's Year 2000 compliance expenses have arisen in the context of a general IT modernization, management does not believe that these remediation costs will rise to a material level.

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

New Accounting Standards

            In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" (SFAS No. 130) and No. 131 "Disclosure about
Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS
No. 130 establishes standards for reporting the display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

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

            In April 1998, the FASB issued Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities". This SOP requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. While a final determination has not been made, it is anticipated that such adoption will not have a material effect on the Company's results of operations.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that Management evaluates carefully to minimize earnings volatility. At August 29, 1998, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company's foreign currency exposure is not material and the Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. As discussed in Notes 3 and 4 of the Notes to Consolidated Financial Statements, loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (8.5% at August 29, 1998), and the Company's term loan is payable at a fixed rate of 7.5% effective March 1, 1998, reduced from 8% previously.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


            See Item 14(a)1 in Part IV.

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


             Not Applicable.

                                             PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 29, 1998.


ITEM 11.      EXECUTIVE COMPENSATION.

            The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 29, 1998.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 29, 1998.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 29, 1998.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)     Documents filed as part of this report.

              1.Financial Statements                                      Page

                Independent Auditors' Report                               F-1

                Consolidated Balance Sheets as of August
                29, 1998 and August 30, 1997                               F-2

                Consolidated Statements of Income for the
                years ended August 29, 1998,
                August 30, 1997 and August 31, 1996                        F-3

                Consolidated Statements of Stockholders'
                Equity for the years ended August 29, 1998,
                August 30, 1997 and August 31, 1996                        F-4

                Consolidated Statements of Cash Flows for
                the years ended August 29, 1998, August 30,
                1997 and August 31, 1996                                   F-5

                Notes to Consolidated Financial Statements                 F-7


              2.Financial Statement Schedules

                None


              3.Exhibits

                3.1*Certificate of Incorporation of the Company

                3.2*By-Laws of the Company

                10.1*Promissory Note (Revolving) with Valley National
                     Bank

                10.2*1991 Stock Option Plan

                10.3*Lease between Momar Realty Co. and the Company,
                     dated as of March 1, 1991

                21.1List of subsidiaries of the Company

                23.1Consent of Deloitte & Touche LLP

                24.1Power of Attorney to sign Form 10-K (set forth on
                    page 20)

                27Financial Data Schedule (Filed electronically with
                  SEC only)



________________________________

            *Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

           (b) The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Hawthorne, New Jersey, on November 24, 1998.

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

Signature                        Title(s)                           Date


/s/ Michael Aaronson             Director                     November 24, 1998
  Michael Aaronson

/s/ Steven Barnett               Principal Financial          November 24, 1998
  Steven Barnett                 Officer, Principal
                                 Accounting Officer and
                                 Director

/s/ Evan Berenzweig              Director                     November 24, 1998
  Evan Berenzweig

/s/ Stanley Berenzweig           Principal Executive          November 24, 1998
  Stanley Berenzweig             Officer and Director

/s/ Fred J. Damiano              Director                     November 24, 1998
  Fred J. Damiano

/s/ Judith Lombardo              Director                     November 24, 1998
  Judith Lombardo

/s/ Alan C. Mintz                Director                     November 24, 1998
  Alan C. Mintz

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



________________________________

* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.



INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
Rag Shops, Inc.
Hawthorne, New Jersey


We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and its subsidiaries as of August 29, 1998 and August 30, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended August 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rag Shops, Inc. and subsidiaries as of August 29, 1998 and August 30, 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 29, 1998, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Parsippany, New Jersey
November 11, 1998

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                  August 29,         August 30,
ASSETS                                               1998               1997

CURRENT ASSETS:
        Cash                                  $    896,123        $    763,668
        Merchandise inventories                 26,458,628          25,123,037
        Prepaid expenses                           531,535             298,823
        Other current assets                        77,475             242,297
        Deferred taxes                             707,346             697,146

                 Total current assets           28,671,107          27,124,971

PROPERTY AND EQUIPMENT, NET                      4,327,559           4,885,520

OTHER ASSETS                                       319,690             253,198

                                                $33,318,356        $32,263,689

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Note payable - bank                     $ 1,635,000        $ 2,435,000
        Accounts payable - trade                  6,555,499          5,080,546
        Accrued expenses and other current
                         liabilities              1,965,345          1,857,216
        Accrued salaries and wages                  618,112            812,028
        Income taxes payable                        243,821                  -
        Current portion of long-term debt           558,802            683,980

                 Total current liabilities       11,576,579         10,868,770

DEFERRED TAXES                                            -             40,361

LONG-TERM DEBT                                            -            554,298

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value
          2,000,000 shares authorized;
          no shares issued or outstanding                 -                  -
        Common stock, $.01 par value,
          13,000,000 shares authorized;
          4,514,400 shares issued and
          outstanding at August 29,
          1998 and August 30, 1997                   45,144             45,144
        Additional paid-in capital                6,039,162          6,039,162
        Retained earnings                        15,657,471         14,715,954

        Total stockholders' equity               21,741,777         20,800,260

                                                $33,318,356        $32,263,689

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME


                                               Year Ended
                                August 29,      August 30,        August 31,
                                  1998             1997              1996


NET SALES                  $90,565,996         $86,527,566        $83,766,651

COST OF MERCHANDISE SOLD
 AND OCCUPANCY COSTS        57,793,619          55,483,180         53,326,702

   Gross profit             32,772,377          31,044,386         30,439,949

OPERATING EXPENSES:
 Store expenses             21,199,678          20,692,692         19,938,761
 General and administrative
    expenses                 9,967,252           9,885,242          9,561,294

  Total operating expenses  31,166,930          30,577,934         29,500,055


INCOME FROM OPERATIONS       1,605,447             466,452            939,894

INTEREST EXPENSE, Net           61,430             115,129            160,887

INCOME BEFORE PROVISION FOR
   INCOME TAXES              1,544,017             351,323            779,007

PROVISION FOR INCOME TAXES     602,500             143,900            258,700

NET INCOME                 $   941,517          $  207,423        $   520,307

EARNINGS PER COMMON SHARE:
   Basic and diluted              $.21                $.05               $.12



See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                Additional
                                Common Stock     Paid-In   Retained
                              Shares  Dollars    Capital   Earnings      Total



BALANCE, SEPTEMBER 2, 1995 4,514,400 $45,144 $6,039,162  $13,988,224 $20,072,530

Net income                       -       -          -        520,307    520,307

BALANCE, AUGUST 31, 1996   4,514,400  45,144  6,039,162   14,508,531 20,592,837

Net income                       -       -          -        207,423    207,423

BALANCE, AUGUST 30, 1997   4,514,400  45,144  6,039,162   14,715,954 20,800,260

Net income                       -       -          -        941,517    941,517

BALANCE, AUGUST 29, 1998   4,514,400 $45,144 $6,039,162  $15,657,471 $21,741,777

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended
                                  August 29,     August 30,     August 31,
                                     1998          1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                    $  941,517      $  207,423     $  520,307
  Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
     Depreciation and
      amortization               1,366,589       1,406,285     1,273,770
     Deferred taxes                (73,200)          8,000      (132,900)
     Loss on disposition of
      property and equipment        24,764          59,738        15,613
  Changes in assets and liabilities:
    (Increase) decrease in:
      Merchandise inventories   (1,335,591)     1,157,405      1,278,377
      Prepaid expenses            (232,712)        46,626        195,438
      Other current assets         164,822        231,682       (381,948)
      Other assets                 (45,924)       169,668       (129,917)
  Increase (decrease) in:
      Accounts payable - trade   1,474,953     (2,523,537)       156,121
      Accrued expenses and other
       current liabilities         108,129        142,870        (66,206)
      Accrued salaries and wages  (193,916)       228,943        (69,211)
      Income taxes payable         243,821              -              -

      Net cash provided by
       operating activities      2,443,252      1,135,103      2,659,444

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property
    and equipment                    3,350          4,331          3,895
  Payments for purchases of
    property and equipment        (834,671)    (1,877,180)    (1,000,511)

       Net cash used in investing
        activities                (831,321)    (1,872,849)      (996,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of note
   payable - bank               12,810,000     14,520,000     34,415,000
 Repayments of note
   payable - bank              (13,610,000)   (13,215,000)   (38,020,000)
 Long-term borrowings                    -              -      2,000,000
 Repayments of long-term debt     (679,476)      (624,571)      (148,080)

        Net cash (used in)
         provided by financing
         activities             (1,479,476)       680,429     (1,753,080)

NET INCREASE (DECREASE) IN CASH    132,455        (57,317)       (90,252)

CASH, BEGINNING OF YEAR            763,668        820,985        911,237

CASH, END OF YEAR              $   896,123    $   763,668    $   820,985

                                                                     (continued)
RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during the year for:
     Interest                       $   120,725      $   165,922     $   232,667

     Income taxes                   $   464,206      $   532,087     $   200,013

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
   Purchase of property and
    equipment in exchange for debt  $         -      $         -    $    10,929

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

Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The provisions of SFAS No. 121 did not have any impact on the Company's financial position or results of operations.

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

Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting the display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

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

In April 1998, the FASB issued Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities". This SOP requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. While a final determination has not been made, it is anticipated that such adoption will not have a material effect on the Company's results of operations.

Use Of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes to financial statements. Actual results could differ from those estimates.

Fair Value Of Financial Instruments
Management of the Company believes that the fair value of financial instruments approximates their cost as of August 29, 1998 and August 30, 1997. In management's opinion, the fair value of its fixed-rate term loan approximates book value based on borrowing rates currently available to the Company and amounts outstanding under its line of credit approximate fair value due to their variable rate.

Fiscal Year
The Company's fiscal year end is the Saturday closest to August 31. The financial statements for the fiscal years ended August 31, 1996, August 30, 1997 and August 29, 1998 were each comprised of 52 weeks.



Note 2.         Property And Equipment

Property and equipment consists of the following:

                                        Useful    August 29,    August 30,
                                         Lives      1998           1997

    Furniture and fixtures            5-10 years  $7,506,894   $7,127,202
          Leasehold improvements        10 years   2,831,728    2,579,142
          Transportation equipmen      3-7 years     481,568      461,324
          Data processing equipment      5 years   3,383,206    3,295,785

                                                  14,203,396   13,463,453
          Less accumulated depreciation and
                          amortization             9,875,837    8,577,933

                                                 $ 4,327,559   $4,885,520


Note 3.         Note Payable - Bank

The Company maintains a $10,000,000 credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three year term loan (see Note 4). The facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 29, 1998, the Company was in compliance with such covenants. Borrowings under the line of credit bear interest payable quarterly at the bank's prime rate (8.50% at August 29, 1998). The borrowings outstanding under the line of credit as of
August 29, 1998 and August 30, 1997 were $1,635,000 and $2,435,000, respectively, and the unused line of credit for direct borrowings and the issuance of letters of credit at August 29, 1998 was $6,226,600.

Note 4.         Long-Term Debt

Long-term debt outstanding consists of the following:

                                               August 29,      August 30,
                                                 1998            1997

        Term loan                            $  547,873        $1,227,349
        Other                                    10,929            10,929

                                                558,802         1,238,278
        Less current portion                    558,802           683,980

                                             $      -          $  554,298

During the year ended August 31, 1996, the Company borrowed $2,000,000 ("term loan") under the terms of its credit facility with a bank to finance its new point-of-sale cash register software, data collection and computer systems. Interest on the term loan is payable monthly at a fixed interest rate of 7.5% effective March 1, 1998, formerly at 8%. The term loan matures May 1, 1999, has monthly payments of $62,803 and is collateralized by equipment having a net book value of $1,278,496 as of August 29, 1998.

Note 5.         Commitments And Contingencies

The Company leases its facilities in accordance with operating leases, having initial terms of more than one year, which expire in various years through 2012. Substantially all of the leases contain renewal options. In addition, certain leases require that the Company pay its pro rata share of utilities, taxes, insurance and maintenance. Rent expense for 1998, 1997 and 1996 amounted to $6,633,633, $6,140,557 and $5,863,758, respectively, and includes contingent rentals (computed on a percentage of sales, as defined in the leases) of $17,287, $28,168 and $42,565, respectively.

The Company leases certain premises from an entity controlled by the majority stockholders of the Company. For the years ended 1998, 1997 and 1996, rental payments under this agreement amounted to $209,313, $307,695 and $288,897, respectively.

Future minimum annual rental commitments under noncancellable operating leases are as follows:

      Fiscal Year Ended
            1999                                                    $6,511,367
            2000                                                     5,929,787
            2001                                                     4,810,688
            2002                                                     3,692,244
            2003                                                     2,698,217
            Thereafter                                               4,400,161

                                                                   $28,042,464

In addition, at August 29, 1998 the Company has outstanding letters of credit for the purchase of merchandise inventories of approximately $138,400.

The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceedings that is expected to have a material adverse effect on the Company's results of operations or financial position.

Note 6.         Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements.

                                                   Year Ended

                                 August 29,        August 30,        August 31,
                                     1998              1997              1996


Numerator:
  Net income for basic and
   diluted earnings per share  $   941,517        $  207,423        $  520,307

Denominator:
  Denominator for basic
   earnings per share-weighted
   average shares                4,514,400         4,514,400         4,514,400

  Effect of dilutive securities:
   Employee stock options           41,387            19,430                12


  Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   conversions                    4,555,787        4,533,830         4,514,412

Basic earnings per share       $        .21     $        .05      $        .12

Diluted earnings per share     $        .21     $        .05      $        .12




Note 7.         Stock Options And Warrants

In April 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") covering employees and nonemployee directors. The plan permits options to purchase a total of 450,000 shares of common stock, of which 435,600 shares have been reserved by the Company as of August 29, 1998. Such options may be incentive stock options ("ISO") or nonqualified options. The term of an option will not exceed ten years and an option is exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. The options granted are generally exercisable 20% per year.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant date for awards in 1998 and the effect of grants in 1997, consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have

been reduced to the pro forma amounts indicated below:
                                                         Year Ended
                                                  August 29,   August 30,
                                                     1998         1997


   Net income-as reported                          $941,517      $207,423
   Net income-pro forma                            $935,066      $201,139
   Net income per share-as reported, basic
    and diluted                                    $    .21      $    .05
   Net income per share-pro forma, basic
    and diluted                                    $    .21      $    .04

The weighted-average fair value per share of options granted during the year is $2.01. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the followingweighted-average assumptions used for grants in 1998 and 1997: dividends yield of 0%, expected volatility of 50%, risk-free interest rate of 5.0% and 4.5%, respectively and expected lives of 7.5 years.

Information with respect to options granted under the Plan is as follows:

                                  Number of  Exercise Price  Weighted-Average
                                    Shares      Per Share     Exercise Price

Outstanding, September 2, 1995     224,150  $2.375-$12.375       $5.601
Granted                             12,000      $2.125           $2.125
Canceled                           (21,400) $3.188-$12.375       $6.107

Outstanding, August 31, 1996       214,750  $2.125-$12.375       $5.356
Granted                            115,000  $2.34-$3.00          $2.362
Canceled                           (23,700) $2.125-$12.375       $7.228

Outstanding, August 30, 1997       306,050  $2.125-$12.375       $4.086
Granted                              2,000      $3.375           $3.375
Canceled                            (8,000) $2.125-$6.25         $3.672

Outstanding, August 29, 1998       300,050  $2.125-$12.375       $4.093

Exercisable, August 31, 1996       136,200  $6.00-$12.375        $6.726

Exercisable, August 30, 1997       145,050  $2.375-$12.375       $5.980

Exercisable, August 29, 1998       156,050  $2.125-$12.375       $5.658

The weighted-average remaining contractual life of stock options outstanding at August 29, 1998 is 5.8 years.

Note 8.         Income Taxes

          Income tax expense consists of the following:
                                                     Year Ended
                                         August 29,   August 30,   August 31,
                                           1998         1997          1996
          Federal:
            Current                     $  570,200   $  135,900   $  362,800
            Deferred                       (73,200)       8,000     (115,800)

          State:
            Current                        105,500            -       28,800
            Deferred                             -            -      (17,100)

                                        $  602,500   $  143,900    $  258,700

The deferred income tax arises from the following temporary differences:

                                                      Year Ended
                                          August 29,   August 30,   August 31,
                                             1998         1997         1996

        Uniform inventory capitalization   $10,200     $(30,600)     $ 53,800
        Depreciation                        59,600       27,700        64,600
        Straight-line of leases              3,400       (5,100)       14,500

                                           $73,200     $ (8,000)     $132,900

The effective tax rate differs from the Federal statutory rate as follows:

                                                       Year Ended
                                          August 29,   August 30,   August 31,
                                             1998         1997         1996

        Statutory tax rate                   34.0%         34.0%       34.0%
        State and local income taxes,
          net of federal income tax
          benefit                             4.5            -          1.0
        Other                                  .5           7.0        (1.8)

        Effective tax rate                   39.0%         41.0%       33.2%


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

The tax effect of significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                         Year Ended
                                            August 29,                August 30,
                                               1998                     1997

Current deferred tax asset:
  Uniform inventory capitalization           $707,346                 $697,146

Non-current deferred tax assets:
  Straight-line of leases                     115,073                  111,673
  Difference between book and tax
   depreciation methods                        19,239                        -
  Net operating losses for State purposes     441,100                  404,522
  Valuation allowance                        (366,400)                (329,822)

                                              916,358                  883,519
Non-current deferred tax liability:
  Difference between book and tax
   depreciation methods                             -                   40,361

Net deferred tax asset                       $916,358                 $843,158

Note 9.         Employee Benefit Plan

Effective January 1, 1996, the Company adopted a voluntary 401(k) savings plan. All non-union employees of the Company are eligible to participate on or after reaching age 21 and completing one year of eligibility service. The Company did not make any discretionary contributions to the 401(k) plan for the years ended August 29, 1998, August 30, 1997 and August 31, 1996.

Note 10.  Quarterly Results (Unaudited)

The following is a summary of selected quarterly financial data (thousands of dollars, except per share amounts):


                                               Fiscal Quarter Ended
                                     Nov. 29,   Feb. 28,   May 30,     Aug. 29,
     Fiscal 1998                       1997      1998       1998        1998

     Net sales                      $26,277     $24,998   $20,699      $18,592
     Gross profit                     9,741       9,047     7,490        6,494
     Net income (loss)                  982         431       224         (696)
     Earnings (loss) per common
       share (a):
         Basic                          .22         .10       .05         (.15)
         Diluted                        .22         .09       .05         (.15)

                                               Fiscal Quarter Ended
                                      Nov. 30,   Mar. 1,   May 31,    Aug. 30,
     Fiscal 1997                        1996      1997      1997        1997

     Net sales                        $26,181   $23,707   $19,629    $17,011
     Gross profit                       9,791     8,718     7,120      5,415
     Net income (loss)                    921       218       167     (1,099)(b)
     Earnings (loss) per common
       share (a):
        Basic                             .20       .05       .04       (.24)(b)
        Diluted                           .20       .05       .04       (.24)(b)

    (a) Earnings (loss) per common share calculations for each quarter are restated to reflect accounting changes required under Statement of Accounting Standards No. 128, Earnings per Share. See Note 6.

     (b) Included in the fiscal quarter ended August 30, 1997 was a charge of $220,000 or $.05 per share, basic and diluted, based on the Company's annual shrinkage results compared to those estimates.

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


                                                                   (continued)
                               RAG SHOPS, INC.
                        LIST OF SUBSIDIARY COMPANIES

Name                                                                State
                                                                    Incorporated


The Rag Shop/Lacey, Inc.                                            New Jersey
The Rag Shop/West Boca Raton, Inc.                                  Florida
The Rag Shop/Ocala, Inc.                                            Florida
The Rag Shop/Fishkill, Inc.                                         New York
The Rag Shop/Hampden, Inc.                                          Pennsylvania
The Rag Shop/East Norriton, Inc.                                    Pennsylvania
The Rag Shop/Wall Township, Inc.                                    New Jersey
The Rag Shop/Northern Lights, Inc.                                  New York
The Rag Shop/Linden, Inc.                                           New Jersey
The Rag Shop/Burlington, Inc.                                       New Jersey
The Rag Shop/Kingstown, Inc.                                        Rhode Island
The Rag Shop/Norwalk, Inc.                                          Connecticut
The Rag Shop/East Hollywood, Inc.                                   Florida
The Rag Shop/Edgewater, Inc.                                        New Jersey
The Rag Shop/Danbury, Inc.                                          Connecticut
The Rag Shop/Voorhees, Inc.                                         New Jersey


Each of the above does business under the name "The Rag Shop."

                                                                   EXHIBIT 23.1


                               RAG SHOPS, INC.


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement of Rag Shops, Inc. on Form S-8 of our report dated November 11, 1998, appearing in this Annual Report on Form 10-K of Rag Shops, Inc. for the year ended August 29, 1998.


Deloitte & Touche LLP
Parsippany, New Jersey
November 24, 1998