Form 10-Q
period 1998-11-28
RAG SHOPS INC
filed 1999-01-08
CIK 874385

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended November 28, 1998

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

               CLASS                        OUTSTANDING AT DECEMBER 28, 1998
   Common stock, par value $.01                         4,514,400

                     RAG SHOPS, INC. AND SUBSIDIARIES




                                   INDEX








                                                                       Page


PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

      Condensed consolidated balance sheets - November 28, 1998
            (unaudited), November 29, 1997 (unaudited) and
            August 29, 1998                                               3

      Condensed consolidated statements of income - three
            months ended November 28, 1998 (unaudited) and
            November 29, 1997 (unaudited)                                 4

      Condensed consolidated statements of cash flows -
            three months ended November 28, 1998 (unaudited) and
            November 29, 1997 (unaudited)                                 5

      Notes to condensed consolidated financial statements              6-7

  Item 2. Management's Discussion and Analysis of Results of
                              Operations and Financial Condition       8-11

PART II - OTHER INFORMATION

  Items 1. - 5.                                                          12

  Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                               12

                     RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                        (All amounts in thousands)

                               November 28,    November 29,     August 29,
                                   1998            1997            1998
                                (Unaudited)     (Unaudited)      (Note A)
  ASSETS

Current assets:
  Cash                              $ 4,577       $ 3,843         $   896
  Merchandise inventories            24,624        24,078          26,459
  Prepaid expenses                      408           716             532
  Other current assets                  145           193              77
  Deferred taxes                        707           697             707

        Total current assets         30,461        29,527          28,671
Property and equipment, net           4,257         4,804           4,327
Other assets                            329           271             320

                                    $35,047       $34,602         $33,318

  LIABILITIES AND STOCKHOLDERS'
       EQUITY

Current liabilities:
  Note payable-bank                 $     -       $     -         $ 1,635
  Accounts payable-trade              7,609         7,841           6,555
  Accrued expenses and other
      current liabilities             2,823         2,719           1,965
  Accrued salaries and wages            734           623             618
  Income taxes payable                  751           521             244
  Current portion of
    long-term debt                      379           698             559

      Total current liabilities      12,296        12,402          11,576

Deferred taxes                            -            41               -

Long-term debt                            -           377               -

Stockholders' equity:
  Preferred stock                         -             -               -
  Common stock                           45            45              45
  Additional paid-in capital          6,039         6,039           6,039
  Retained earnings                  16,667        15,698          15,658

    Total stockholders'
      equity                         22,751        21,782          21,742

                                    $35,047       $34,602         $33,318

Note A: Derived from the August 29, 1998 audited balance sheet.

See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


               (All amounts in thousands, except share data)

                                                   Three Months Ended
                                               November 28,  November 29,
                                                    1998         1997

Net sales                                       $   26,695   $   26,277
Cost of merchandise sold and occupancy costs        16,678       16,536

  Gross profit                                      10,017        9,741

Store expenses                                       5,751        5,566
General and administrative expenses                  2,583        2,511

  Total operating expenses                           8,334        8,077

Income from operations                               1,683        1,664
Interest expense, net                                   28           54

Income before provision for income taxes             1,655        1,610
Provision for income taxes                             646          628

Net income                                      $    1,009   $      982

EARNINGS PER COMMON SHARE:

Basic and diluted                               $      .22   $      .22



See notes to the condensed consolidated financial statements.

                    RAG SHOPS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                        (All amounts in thousands)

                                                   Three Months Ended
                                               November 28,  November 29,
                                                    1998         1997

Cash flows from operating activities:
 Net income                                     $   1,009       $   982
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                   337           361
 Changes in assets and liabilities:
   (Increase) decrease in:
      Merchandise inventories                       1,835         1,045
      Prepaid expenses                                124          (417)
      Other current assets                            (68)           49
      Other assets                                     (9)          (18)
   Increase (decrease) in:
      Accounts payable-trade                         1,054        2,760
      Accrued expenses and other current liabilities   858          862
      Accrued salaries and wages                       116         (189)
      Income taxes payable                             507          521

          Net cash provided by operating activities  5,763        5,956

Cash flows from investing activities:
 Payments for purchases of property and equipment     (267)       (278)

          Net cash used in investing activities       (267)       (278)

Cash flows from financing activities:
 Proceeds from issuance of note payable-bank         6,595       5,810
 Repayments of note payable-bank                    (8,230)     (8,245)
 Repayments of long-term debt                         (180)       (164)


          Net cash used in financing activities     (1,815)     (2,599)

Net increase in cash                                 3,681       3,079
Cash, beginning of period                              896         764

Cash, end of period                                $ 4,577     $ 3,843

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                     $     9     $    34

      Income taxes                                 $    13     $    12

See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        THREE MONTHS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three months ended November 28, 1998 are not necessarily indicative of results for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these con-densed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission in November 1998.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended
                                              November 28, November 29,
                                                  1998        1997

Numerator:
 Net income for basic and diluted
  earnings per share                           $1,009,000   $  982,000

Denominator:
 Denominator for basic
  earnings per share-weighted
  average shares                                4,514,400    4,514,400

 Effect of dilutive securities:
   Employee stock options                          11,755       43,317


 Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   conversions                                  4,526,155    4,557,717

Basic earnings per share                       $      .22   $      .22

Diluted earnings per share                     $      .22   $      .22

                     RAG SHOPS, INC. AND SUBSIDIARIES


NOTE 3 - ADOPTION OF ACCOUNTING STANDARDS

In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities". This SOP requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. While a final determination has not been made, it is anticipated that such adoption will not have a material effect on the Company's results of operations.













































                               Page 7 of 12
                      RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.
                                                   Three Months Ended
                                               November 28,  November 29,
                                                    1998         1997

Net sales                                            100.0%    100.0%
Cost of merchandise sold and occupancy costs          62.5      62.9

Gross profit                                          37.5      37.1
Store expenses                                        21.5      21.2
General and administrative expenses                    9.7       9.6

Income from operations                                 6.3       6.3
Net income                                             3.8%      3.7%


The Company's net sales increased by $418,000 or 1.6% for the three months ended November 28, 1998 over the comparable prior period due to new store sales of $1,168,000 offset by decreases in comparable store sales of $98,000 or .4% and closed store sales in the comparable prior period of $652,000.

Gross profit as a percentage of net sales increased by .4% for the three months ended November 28, 1998 from the comparable prior period primarily due to a decrease in promotional markdowns that was partially offset by an increase in occupancy costs.

Store expenses increased by $185,000 and as a percentage of net sales increased by .3% for the three months ended November 28, 1998 from the comparable prior period. The increase in store expenses and as a percentage of net sales was primarily due to an increase in payroll and secondarily due to an increase in advertising costs.

General and administrative expenses increased by $72,000 and as a percentage of net sales increased marginally for the three months ended November 28, 1998 over the comparable prior period. The increase in general and administrative expenses was primarily due to an increase in payroll that was partially offset by a reduction in insurance premiums.

Interest expense, net decreased by $26,000 for the three months ended November 28, 1998 from the comparable prior period primarily as a result of the reduction in the Company's term loan. See "Liquidity and Capital Resources".

The effective tax rates for the three months ended November 28, 1998 and November 29, 1997 were estimated at 39.0%.

                    RAG SHOPS, INC. AND SUBSIDIARIES

Net income increased by $27,000 for the three months ended November 28, 1998 as compared to the comparable prior period. The increase in net income is due to the increase in gross profit that was reduced by an increase in operating expenses.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the three months ended November 28, 1998 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $1,070,000 for the three months ended November 28, 1998 as compared to the August 29, 1998 amount as a result of the Company retaining its net income for this period.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and has been renewed for 1999 unchanged. The credit facility consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (7.75% at November 28, 1998) and under the term loan are fixed at seven and one-half percent (7.5%) effective March 1, 1998, formerly at eight percent (8%)since inception. The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $2,330,000 and $2,785,000 for the three months ended November 28, 1998 and November 29, 1997, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company completed installation of its point-of-sale systems in all stores as of July 1997. In addition, the Company has completed the test phase of its automated store ordering systems, is

                    RAG SHOPS, INC. AND SUBSIDIARIES

commencing installation in January 1999 and anticipates completing installation in all stores by the end of March 1999.

Net cash provided by operating activities for the three months ended November 28, 1998 and November 29, 1997 amounted to $5,763,000 and $5,956,000, respectively, and $267,000 and $278,000, respectively, was used for purchases of property and equipment. During the three months ended November 28, 1998 there were no new stores opened or existing stores closed. The Company expects to open an additional five to seven new stores and close two existing stores during the current fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

Year 2000 Readiness Disclosure

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

                    RAG SHOPS, INC. AND SUBSIDIARIES

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

                                               RAG SHOPS, INC.



Date: January  7, 1999      /s/ Stanley Berenzweig
                            Stanley Berenzweig
                            Chairman Of The Board and
                            Principal Executive Officer



Date: January  7, 1999      /s/ Steven B. Barnett
                            Steven B. Barnett
                            Principal Financial Officer and
                            Principal Accounting Officer