Form 10-Q
period 1999-02-27
RAG SHOPS INC
filed 1999-04-05
CIK 874385

FORM 10-Q

                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549

(MARK ONE)
      [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For Quarter Ended February 27, 1999

                                                   OR

       [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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

                          Yes    X                 No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              OUTSTANDING AT MARCH 26, 1999
   Common stock, par value $.01                               4,514,400





                                              Page 1 of 10
                                   RAG SHOPS, INC. AND SUBSIDIARIES



                                                  INDEX





                                                                    Page


PART 1 - FINANCIAL INFORMATION

   Item 1.Financial Statements

      Condensed consolidated balance sheets - February
       27, 1999 (unaudited), February 28, 1998 (unaudited)
       and August 29, 1998                                            3

      Condensed consolidated statements of income - three
       and six months ended February 27, 1999 (unaudited) and
       February 28, 1998 (unaudited)                                  4

      Condensed consolidated statements of cash flows - six
       months ended February 27, 1999 (unaudited) and February
       28, 1998 (unaudited)                                           5

      Notes to condensed consolidated financial statements            6

   Item 2.Management's Discussion and Analysis of Results of
          Operations and Financial Condition                        7-9

PART II - OTHER INFORMATION

   Item 4.Submission of Matters to a Vote of Security Holders        10

   Item 6.Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                           10















                                              Page 2 of 10
                                   RAG SHOPS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (All amounts in thousands)

                                      February 27,    February 28,    August 29,
                                         1999             1998           1998
                                      (Unaudited)     (Unaudited)     (Note A)
     ASSETS
Current assets:
     Cash                               $ 2,989         $ 3,048        $   896
     Merchandise inventories             24,063          22,630         26,459
     Prepaid expenses                       376             755            532
     Other current assets                   252             149             77
     Deferred taxes                         707             697            707

       Total current assets              28,387          27,279         28,671

Property and equipment, net               4,692           4,727          4,327
Other assets                                283             271            320

                                        $33,362         $32,277        $33,318

     LIABILITIES AND STOCKHOLDERS'
         EQUITY
Current liabilities:
   Note payable-bank                   $      -        $      -        $ 1,635
     Accounts payable-trade               6,635           5,091          6,555
     Accrued expenses and other current
       liabilities                        2,189           2,591          1,965
     Accrued salaries and wages             667             651            618
     Income taxes payable                   669             783            244
     Current portion of long-term debt      197             716            559

             Total current liabilities   10,357           9,832         11,576

Deferred taxes                                -              41              -

Long-term debt                                -             191              -

Stockholders' equity:
     Common stock                            45              45             45
     Additional paid-in capital           6,039           6,039          6,039
     Retained earnings                   16,921          16,129         15,658

             Total stockholders' equity  23,005          22,213         21,742

                                        $33,362         $32,277        $33,318

Note A: Derived from the August 29, 1998 audited balance sheet.

See notes to the condensed consolidated financial statements.


                                              Page 3 of 10
                                     RAG SHOPS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               (Unaudited)

                              (All amounts in thousands, except share data)

                            Three Months Ended                Six Months Ended

                          February 27,  February 28,  February 27,  February 28,
                             1999           1998          1999           1998

Net sales                  $25,061        $24,998       $51,756        $51,275
Cost of merchandise sold
    and occupancy costs     15,909         15,951        32,587         32,487

Gross profit                 9,152          9,047        19,169         18,788

Store expenses               6,008          5,701        11,760         11,267
General and administrative
 expenses                    2,741          2,645         5,324          5,156

Total operating expenses     8,749          8,346        17,084         16,423

Income from operations         403            701         2,085          2,365
Interest income (expense), net  15              6           (13)           (49)

Income before provision for
 income taxes                  418            707         2,072          2,316
Provision for income taxes     164            276           809            903


Net income                $    254       $    431      $  1,263        $ 1,413

EARNINGS PER COMMON SHARE:

Basic                     $    .06       $    .10      $    .28        $   .31

Diluted                   $    .06       $    .09      $    .28        $   .31





See notes to the condensed consolidated financial statements.










                                              Page 4 of 10
                                   RAG SHOPS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Unaudited)
                                       (All amounts in thousands)
                                                      Six Months Ended
                                                February 27,       February 28,
                                                   1999                 1998
Cash flows from operating activities:
    Net income                                   $ 1,263              $ 1,413
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                685                  721
        Loss on disposition of property and
         equipment                                    20                   19
 Changes in assets and liabilities:
     (Increase) decrease in:
       Merchandise inventories                     2,396                2,493
       Prepaid expenses                              156                 (456)
       Other current assets                         (175)                  93
       Other assets                                   37                  (18)
     Increase (decrease) in:
       Accounts payable-trade                         80                   10
       Accrued expenses and other current
         liabilities                                 224                  734
       Accrued salaries and wages                     49                 (161)
       Income taxes payable                          425                  783

         Net cash provided by operating activities 5,160                5,631

Cash flows from investing activities:
  Payments for purchases of property and
   equipment                                      (1,070)                (584)
  Proceeds from sale of property and equipment         -                    3

      Net cash used in investing activities       (1,070)                (581)

Cash flows from financing activities:
  Proceeds from issuance of note payable-bank      6,595                5,810
  Repayments of note payable-bank                 (8,230)              (8,245)
  Repayments of long-term debt                      (362)                (331)

       Net cash used in financing activities      (1,997)              (2,766)

Net increase in cash                               2,093                2,284
Cash, beginning of period                            896                  764

Cash, end of period                              $ 2,989              $ 3,048

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                     $    47              $    78

    Income taxes                                 $   258              $    27

See notes to the condensed consolidated financial statements.
                                              Page 5 of 10
                                   RAG SHOPS, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three and six months ended February 27, 1999 are not necessarily indicative of results for the fiscal year.

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

NOTE 2 -  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                             Three Months Ended          Six Months Ended
                       February 27,   February 28,   February 27,   February 28,
                          1999           1998            1999          1998

Numerator:
 Net income for basic
 and diluted earnings
 per share           $  254,000      $  431,000      $1,263,000     $1,413,000

Denominator:
 Denominator for basic
 earnings per
 share-weighted average
 shares               4,514,400       4,514,400       4,514,400      4,514,400

 Effect of dilutive
  securities:
  Employee stock options 10,646          30,905          11,129         11,915

 Denominator for diluted
 earnings per share-adjusted
 weighted average shares and
 assumed conversions  4,525,046       4,545,305       4,525,529      4,526,315

Basic earnings per
 share                $     .06      $      .10      $      .28     $      .31

Diluted earnings per
 share                $     .06      $      .09      $      .28     $      .31

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

                                 Three Months Ended        Six Months Ended
                              February 27, February 28, February 27,February 28,
                                1999          1998           1999        1998

Net sales                      100.0%       100.0%        100.0%        100.0%
Cost of merchandise sold
 and occupancy costs            63.5         63.8          63.0           63.4
Gross profit                    36.5         36.2          37.0           36.6
Store expenses                  24.0         22.8          22.7           22.0
General and administrative
 expenses                       10.9         10.6          10.3           10.0
Income from operations           1.6          2.8           4.0            4.6
Net income                       1.0%         1.7%          2.4%           2.8%

The Company's net sales increased by $63,000 and $481,000 for the three and six months ended February 27, 1999 representing an increase of .3% and .9%, respectively, over the comparable prior periods due to new store sales of $1,668,00 and $2,836,000, respectively, offset by decreases in comparable store sales of $853,000 or 3.6% and $951,000 or 1.9%, respectively, over the comparable prior periods, and closed store sales of $752,000 and $1,404,000 for the three and six month periods, respectively.

Management believes that the decrease in comparable store sales for the three months ended February 27, 1999 was due to: (1) a one-time concept change in a newspaper insert campaign covering the last week of December and first week of January that did not meet our expectations and was not continued, (2) Northeast inclement weather conditions for the first half of January, and (3) a delay in receiving spring seasonal merchandise. This merchandise is now prominently displayed in the stores and the Company has experienced a positive comparable store sales trend for the first four weeks of March.

Gross profit as a percentage of net sales increased by .3% and .4% for the three and six months ended February 27, 1999, respectively, from the comparable prior periods primarily due to decreases in promotional markdowns partially offset by increases in occupancy costs.

Store expenses increased by $307,000 and 1.2% as a percentage of net sales for the three months ended February 27, 1999, over the comparable prior period, primarily due to an increase in payroll and payroll related expenses that were principally attributable to new store openings. Store expenses increased by $493,000 and .7% as a percentage of net sales for the for the six months ended February 27, 1999, over the comparable prior period, primarily due to an increase in payroll and payroll related expenses and secondarily to an increase in advertising costs.

General and administrative expenses increased by $96,000 and $168,000 and .3% as a percentage of net sales for the three and six months ended February 27, 1999, respectively, over the comparable prior periods. The increases in general and administrative expenses were primarily due to increases in payroll that was partially offset by a reduction in insurance charges.

Interest income, net increased by $9,000 and interest expense, net decreased by $36,000 for the three and six months ended February 27, 1999, respectively, from the comparable prior periods due principally to the reduction of the Company's term loan. See "Liquidity and Capital Resources".
                                              Page 7 of 10
                                  RAG SHOPS, INC. AND SUBSIDIARIES

Net income decreased by $177,000 and $150,000 for the three and six months ended February 27, 1999 as compared to the comparable prior periods due to the decrease in comparable store sales and increases in store and general and administrative expenses which were partially offset by increases in gross profit.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses.
During the six months ended February 27, 1999 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $935,000 for the six months ended February 27, 1999 as compared to the August 29, 1998 amount as a result of the Company retaining its net income for this period.

The Company maintains a $10 million credit facility with a bank which is renewable on or before each December 31. The credit facility consists of a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit and a $2,000,000 three (3) year term loan maturing May 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (7.75% at February 27, 1999) and under the term loan are fixed at seven and one-half percent (7.5%) effective March
1, 1998, formerly at eight percent (8%) since inception. The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. The Company has satisfied its line of credit clean-up provision for 1999 during the three months ended February 27, 1999. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $2,330,000 and $2,785,000 for the six months ended February 27, 1999 and February 28, 1998, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities and to continue to utilize the term loan to finance its new point-of-sale cash register software, data collection and computer systems ("point-of-sale systems"). The Company completed installation of its point-of-sale systems in all stores as of July 1997. In addition, the Company has completed the test phase of its automated store ordering systems and will complete installation as planned during the first week of April 1999.

Net cash provided by operating activities for the six months ended February 27, 1999 and February 28, 1998 amounted to $5,160,000 and $5,631,000, respectively, and $1,070,000 and $584,000, respectively, was used for purchases of property and equipment. For the six months ended February 27, 1999 the Company has opened four new stores and closed one existing store. The Company expects to open an additional two new stores and close one existing store during the remainder of the current fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by

                                      Page 8 of 10
                           RAG SHOPS, INC. AND SUBSIDIARIES

suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

 The Annual Meeting of Shareholders of the Company was held on January 28, 1999. Ms. Judith Lombardo was elected a Class II Director by a vote of 4,296,538 shares in favor and 25,800 shares withheld. Mr. Fred J. Damiano was also elected a Class II Director by a vote of 4,296,538 shares in favor and 25,800 shares withheld. The firm of Deloitte & Touche, LLP was appointed as auditors for the Company's fiscal year ending August 28, 1999 by a vote of 4,210,588 in favor, 73,500 against and 38,250 abstaining.

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

                                                     RAG SHOPS, INC.




   Date:April 1, 1999                            /s/ Stanley Berenzweig
                                                 Stanley Berenzweig
                                                 Chairman Of The Board and
                                                 Principal Executive Officer



   Date:April 1, 1999                            /s/ Steven B. Barnett
                                                 Steven B. Barnett
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer



                                                          Page 10 of 10