Form 10-Q
period 1999-05-29
RAG SHOPS INC
filed 1999-07-06
CIK 874385

FORM 10-Q

                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

(MARK ONE)
        [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

           For Quarter Ended May 29, 1999

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

                Yes    X                                No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                               OUTSTANDING AT JUNE 25, 1999
 Common stock, par value $.01                             4,488,800


                                   Page 1 of 11
                         RAG SHOPS, INC. AND SUBSIDIARIES



                                       INDEX





                                                                          Page


PART 1 - FINANCIAL INFORMATION

 Item 1.Financial Statements

  Condensed consolidated balance sheets - May 29, 1999 (unaudited),
  May 30, 1998 (unaudited) and August 29, 1998                              3

  Condensed consolidated statements of operations - three and nine
  months ended May 29, 1999 (unaudited) and May 30, 1998 (unaudited)        4

  Condensed consolidated statements of cash flows - nine months ended
  May 29, 1999 (unaudited) and May 30, 1998 (unaudited)                     5

  Notes to condensed consolidated financial statements                     6-7

 Item 2.Management's Discussion and Analysis of Results of Operations and
        Financial Condition                                               8-10

PART II - OTHER INFORMATION

 Items 1.-5.                                                               11

 Item 6.     Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                 11















                                                     Page 2 of 11
                                          RAG SHOPS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (All amounts in thousands)

                                         May 29,        May 30,      August 29,
                                          1999           1998           1998
                                      (Unaudited)    (Unaudited)      (Note A)
       ASSETS
Current assets:
       Cash                            $    778        $ 2,508       $    896
       Merchandise inventories           27,262         23,108         26,459
       Prepaid expenses                     405            195            532
       Other current assets                 103             70             77
       Deferred taxes                       707            697            707

         Total current assets            29,255         26,578         28,671

Property and equipment, net               4,731          4,544          4,327
Other assets                                307            291            320

                                        $34,293        $31,413        $33,318

       LIABILITIES AND STOCKHOLDERS'
                  EQUITY
Current liabilities:
       Note payable-bank               $      -       $      -        $ 1,635
       Accounts payable-trade             7,851          4,839          6,555
       Accrued expenses and other
        current liabilities               2,355          1,965          1,976
       Accrued salaries and wages           657            652            618
       Income taxes payable                 503            744            244
       Current portion of long-term debt      -            735            548

           Total current liabilities     11,366          8,935         11,576

Deferred taxes                                -             41              -

Stockholders' equity:
       Common stock                          45             45             45
       Additional paid-in capital         6,039          6,039          6,039
       Retained earnings                 16,843         16,353         15,658

            Total stockholders' equity   22,927         22,437         21,742

                                        $34,293        $31,413        $33,318

Note A: Derived from the August 29, 1998 audited balance sheet.

See notes to the condensed consolidated financial statements.




                                                  Page 3 of 11
                                      RAG SHOPS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)

                                  (All amounts in thousands, except share data)

                               Three Months Ended            Nine Months Ended

                               May 29,      May 30,          May 29,     May 30,
                                1999         1998             1999        1998

Net sales                     $22,430      $20,699          $74,186     $71,974
Cost of merchandise sold
     and occupancy costs       14,861       13,209           47,448      45,696

Gross profit                    7,569        7,490           26,738      26,278

Store expenses                  5,179        4,928           16,939      16,195
General and administrative
 expenses                       2,534        2,204            7,858       7,360

Total operating expenses        7,713        7,132           24,797      23,555

Income (loss) from operations    (144)         358            1,941       2,723
Interest income (expense), net     15           10                2         (39)

Income (loss) before income tax
 provision (benefit)             (129)         368            1,943       2,684
Income tax provision (benefit)    (51)         144              758       1,047


Net income (loss)            $    (78)    $    224         $  1,185     $ 1,637

EARNINGS (LOSS) PER COMMON SHARE:

Basic and diluted            $   (.02)    $    .05        $     .26     $   .36







See notes to the condensed consolidated financial statements.









                                                     Page 4 of 11
                                         RAG SHOPS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (Unaudited)
                                              (All amounts in thousands)
                                                           Nine Months Ended
                                                      May 29,           May 30,
                                                       1999              1998
Cash flows from operating activities:
     Net income                                      $ 1,185            $ 1,637
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                 1,035              1,091
         Loss on disposition of property and equipment    25                 23
 Changes in assets and liabilities:
       (Increase) decrease in:
         Merchandise inventories                        (803)             2,015
         Prepaid expenses                                127                104
         Other current assets                            (26)               172
         Other assets                                     13                (40)
        Increase (decrease) in:
         Accounts payable-trade                        1,296               (242)
         Accrued expenses and other current liabilities  379                108
         Accrued salaries and wages                       39               (160)
         Income taxes payable                            259                744

          Net cash provided by operating activities    3,529              5,452

Cash flows from investing activities:
  Payments for purchases of property and equipment    (1,464)              (773)
  Proceeds from sale of property and equipment             -                  3

          Net cash used in investing activities       (1,464)              (770)

Cash flows from financing activities:
  Proceeds from issuance of note payable-bank          6,645              5,810
  Repayments of note payable-bank                     (8,280)            (8,245)
  Repayments of long-term debt                          (548)              (503)

          Net cash used in financing activities       (2,183)            (2,938)

Net (decrease) increase in cash                         (118)             1,744
Cash, beginning of period                                896                764

Cash, end of period                                  $   778            $ 2,508

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                           $    50            $    94

  Income taxes                                       $   372            $    209

See notes to the condensed consolidated financial statements.
                                                     Page 5 of 11

                                      RAG SHOPS, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE AND NINE MONTHS ENDED MAY 29, 1999 AND MAY 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three and nine months ended May 29, 1999 are not necessarily indicative of results for the fiscal year.

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

Certain reclassifications have been made to prior year amounts in order to conform with the presentation for the current year.

NOTE 2 -  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                  Three Months Ended        Nine Months Ended

                                 May 29,      May 30,       May 29,      May 30,
                                  1999         1998           1999        1998

Numerator:
 Net income (loss) for basic and
  diluted earnings (loss) per
  share                     $  (78,000)   $  224,000    $1,185,000    $1,637,000

Denominator:
 Denominator for basic earnings
  (loss) per share-weighted
  average shares             4,514,400     4,514,400     4,514,400     4,514,400

 Effect of dilutive securities:
  Employee stock options            97        43,856         3,752        39,035

  Denominator for diluted earnings (loss)
   per share-adjusted weighted
   average shares and assumed
   conversions                4,514,497     4,558,256    4,518,152     4,553,435

Basic and diluted earnings (loss)
 per share                 $       (.02)   $      .05  $       .26   $       .36





                                                     Page 6 of 11
                                         RAG SHOPS, INC. AND SUBSIDIARIES


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

NOTE 4 - SUBSEQUENT EVENTS

On June 28, 1999 the Company's Board of Directors declared a 5% stock dividend for shareholders of record on the close of business of July 14, 1999 which will be distributed on August 10, 1999. Share and per share data presented for all periods has not been adjusted to give effect to the dividend since the dividend will be distributed subsequent to May 29, 1999. The pro forma effect on basic and diluted shares and earnings per share giving effect to the dividend for all periods presented is as follows:

                                     Three Months Ended      Nine Months Ended
                                   May 29,        May 30,   May 29,      May 30,
                                    1999           1998      1999         1998

Basic income (loss) per share $     (.02)   $       .05   $    .25     $     .35

Basic weighted average shares  4,740,120      4,740,120  4,740,120     4,740,120

Diluted income (loss) per
 share                        $     (.02)   $       .05   $    .25     $     .34

Diluted weighted average
 shares                         4,740,459     4,790,782  4,751,845     4,785,840

On May 21, 1999, the Company's Board of Directors approved a discretionary program whereby the Company is authorized to purchase up to 200,000 shares of its outstanding common stock. As of June 25, 1999, 25,600 shares have been purchased by the Company under this program.



















                                                     Page 7 of 11
                                         RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of operations for the indicated periods.
                              Three Months Ended            Nine Months Ended
                            May 29,         May 30,       May 29,      May 30,
                             1999            1998          1999         1998

Net sales                   100.0%          100.0%         100.0%       100.0%
Cost of merchandise sold
 and occupancy costs         66.3            63.8           64.0         63.5
Gross profit                 33.7            36.2           36.0         36.5
Store expenses               23.0            23.8           22.8         22.5
General and administrative
 expenses                    11.3            10.7           10.6         10.2
Income (loss) from
 operations                   (.6)            1.7            2.6          3.8
Net income (loss)             (.3%)           1.1%           1.6%         2.3%

The Company's net sales increased by $1,731,000 or 8.4% for the three months ended May 29, 1999 over the comparable prior period due to new store sales increases of $1,841,000 and comparable store sales increases of $348,000 or 1.7%, offset by closed store sales of $458,000. Management believes the increase in comparable store sales is principally attributable to a planned inventory build up facilitated by the implementation of our new automated store ordering system. The Company's net sales increased by $2,212,000 or 3.1% for the nine months ended May 29, 1999 over the comparable prior period due to new store sales increases of $4,678,000 offset by comparable store sales decreases of $603,000 or .9% and closed store sales of $1,863,000.

Gross profit as a percentage of net sales decreased by 2.5% for the three months ended May 29, 1999 from the comparable prior period primarily due to increases in promotional markdowns and secondarily by increases in freight costs attributable to the planned inventory build up and occupancy costs. Gross profit as a percentage of net sales decreased by .5% for the nine months ended May 29, 1999 principally due to an increase in occupancy costs.

Store expenses increased by $251,000 and decreased by .8% as a percentage of net sales for the three months ended May 29, 1999 over the comparable prior period primarily due to an increase in payroll and payroll related expenses principally as a result of the four new stores opened, net of one existing store closed, in the preceding quarter ended February 27, 1999. As a percentage of net sales, store expenses decreased as the Company was able to leverage these expenses against the increase in net sales. Store expenses increased by $744,000 or .3% as a percentage of net sales for the nine months ended May 29, 1999 over the comparable prior period primarily due to an increase in payroll and payroll related expenses.

General and administrative expenses increased by $330,000 and $498,000 for the three and nine months ended May 29, 1999, respectively, and as a percentage of net sales, increased .6% and .4%, respectively, over the comparable prior periods. The increases in general and administrative expenses were principally due to increases in payroll and payroll related expenses.

Net income decreased by $302,000 and $452,000 for the three and nine months ended May 29, 1999, respectively, as compared to the comparable prior periods due to increases in store and general and administrative expenses which were partially offset by increases in gross profit.


                                                     Page 8 of 11
                                         RAG SHOPS, INC. AND SUBSIDIARIES

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended May 29, 1999 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased by $794,000 for the nine months ended May 29, 1999 as compared to the August 29, 1998 amount as a result of the Company retaining its net income for the period.

The Company maintains a discretionary $8,000,000 unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (7.75% at May 29, 1999). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $2,330,000 and $2,785,000 for the nine months ended May 29, 1999 and May 30, 1998, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities.

In May 1999, the Company made final payment on its $2,000,000 three (3) year term loan used for the purchase of point-of-sale and automated store ordering systems that were completely installed in all stores as of July 1997 and March 1999, respectively, and are now fully operational.

Net cash provided by operating activities for the nine months ended May 29, 1999 and May 30, 1998 amounted to $3,529,000 and $5,452,000, respectively, and $1,464,000 and $773,000, respectively, was used for purchases of property and equipment. For the nine months ended May 29, 1999 the Company opened four new stores and closed one existing store. During the fourth fiscal quarter ending August 28, 1999, the Company will close one existing store and open one new store. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

Year 2000 Readiness Disclosure

To conduct its business efficiently, the Company relies on several critical information technology ("IT") systems for functions including point-of-sale operations, inventory control, financial and accounting management,

                                                     Page 9 of 11
                                           RAG SHOPS, INC. AND SUBSIDIARIES

communications, purchasing, records retention, and general administrative procedures. Beginning in 1997, the Company began an internal review of its IT systems to ensure their viability in light of the highly-publicized
"Year 2000" problem. The Company has also continued to assess other non-IT systems (such as security and electrical) to identify potential Year 2000 issues that may arise from embedded chip technology. Because the Company's use of internal systems that include such technology is limited, management does not expect its non-IT systems to pose a material Year 2000 issue.

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

The Company believes it has successfully achieved Year 2000 compliance with all of its significant computer hardware and software. Management has allowed for further time in the event certain system elements need additional upgrading. However, management believes that this possibility is unlikely as much of the necessary work has already been completed and tested.

Because the Company has focused its attention primarily on updating its systems, it has recently commenced the development of a contingency plan in the event of any interruption of key internal or external services. Management currently expects to complete such a plan by October 1999, subject to further review and refinement thereafter to reflect changing circumstances. In particular, the Company's plan will seek to establish alternatives in the event of any disturbance in external telecommunications, electric power, financial or transportation networks. Although at this time the Company cannot estimate the impact of an interruption in any of these services, it is possible that a sustained disruption would materially affect the Company's operations and financial results.

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








                                                     Page 10 of 11
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

                                                    RAG SHOPS, INC.



                    Date:July  2, 1999       /s/ Stanley Berenzweig
                                                 Stanley Berenzweig
                                                 Chairman Of The Board and
                                                 Principal Executive Officer



                    Date:July  2, 1999       /s/ Steven B. Barnett
                                                 Steven B. Barnett
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer













                                                     Page 11 of 11