Form 10-K
period 1999-08-28
RAG SHOPS INC
filed 1999-11-23
CIK 874385

SECURITIES AND EXCHANGE COMMISSION
                                                      Washington, D.C. 20549

                                                                FORM 10-K


  X                                          ANNUAL REPORT PURSUANT TO SECTION
                            13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the fiscal year ended August 28, 1999
                                                                        OR
                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                               SECURITIES EXCHANGE ACT OF 1934
                              For the transition period from _______ to _______


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

                 As of October 29, 1999, there were outstanding 4,810,883 shares of Common Stock. Based on the price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $4,348,163.


                             DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the Registrant's 1999 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                 Certain exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, as listed in response to Item 14(a)(3).

                 [The remainder of this page is intentionally blank.]

                                                                 PART I

ITEM 1. BUSINESS.

General

                 Rag Shops, Inc., a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey corporation having the same name which was incorporated in September 1984, as a holding company for numerous subsidiaries that have operated retail stores since 1963. As of August 28, 1999, Rag Shops, Inc. operates 69 specialty retail stores which sell competitively priced craft and fabric merchandise. The Company caters to value conscious consumers who create decorative accessories and sew. The Company believes that its wide selection of currently popular merchandise, value-pricing policy and commitments to both customer service and advertising are principal factors contributing to its profitability. The Company's stores are destination-oriented and also attract shoppers from other stores located in the same shopping center.

                 As of August 28, 1999, the Company operated 33 retail stores in New Jersey, 21 in Florida, seven in Pennsylvania, six in New
York and two in Connecticut. The Company anticipates opening three stores and closing two stores during the remainder of its fiscal year ending September 2, 2000. The Company's expansion strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. The following table sets forth information with respect to store openings and closings since fiscal 1995:

                                                  Fiscal Years

                                       1999     1998    1997     1996    1995

Stores open at beginning of period       66       66      67       69      68
Stores opened during period               5        2       4        1       2
Stores closed during period               2        2       5        3       1
Stores open at end of period             69       66      66       67      69


Products

                 The Company's stores offer a diverse and extensive assortment of value-priced crafts, fabrics and related items to creative craft and sewing consumers. For fiscal years 1997, 1998 and 1999, sales of crafts accounted for approximately 67.3%, 68.2% and 69.3% respectively, of the Company's net sales, and sales of fabrics accounted for the remainder.

                   Each of the Company's stores offers craft, fabric and related products. Craft items include silk flowers, wicker, picture frames, wood products, stitchery, yarn, wearable art, art supplies and craft supplies. Fabric items available at the Company's stores include apparel and home decorative fabrics, trimmings, patterns and sewing notions. As of August 28, 1999, sixty-two stores offer custom picture framing. The Company also sells a wide variety of seasonal merchandise with special emphasis on the Easter, Back-to-
School, Halloween and Christmas seasons.

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

                 Approximately six percent of the Company's sales is expended for a 52 week per year advertising program. In September 1996 the Company commenced utilizing free standing newspaper inserts, alternating with newspaper print advertisements. These newspaper inserts are also displayed at the front of each store and describe a calendar of promotions emphasizing special sale items, seasonal products and other currently popular merchandise. Previously the Company utilized direct mail, newspaper print, weekly in-store promotions and television in the New Jersey metropolitan area and in Florida. The free standing newspaper inserts are received by approximately 3 million people as compared to the direct mail previously utilized that was received by approximately 1 million people.

                 For the Back-to-School season and holiday seasons of Easter, Halloween and Christmas, the Company utilizes a fully developed merchandising program including special inventory, layout, instructional ideas and promotions with highly focused displays.
During these peak seasons approximately 25% of store selling space is devoted to seasonal merchandise.

Seasonality

                 The Company's business is seasonal, which the Company believes is typical of the retail craft and fabric industry. The Company's highest sales and earnings levels historically occur between September and December. The Company has generally operated at a loss during its fourth fiscal quarter, the June through August summer period. The Company's results of operations depend significantly upon the sales generated from September through December and any material decrease in sales for such period could have a material adverse effect upon the Company's profitability.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

Store Operations

                 The Company's store operations are divided into seven geographic districts, each managed by a district manager. Stores typically are staffed with a manager, an assistant manager, one department head each for fabrics and crafts, sales personnel, cashiers and stock clerks.

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

                 Store managers place orders to replenish inventory from the Company's 85,000 square foot distribution center in Paterson, New
Jersey, and may also directly order certain core merchandise designated by management from the Company's suppliers. Orders for merchandise are placed by the store manager on a regular basis.
Commencing in January 1999 orders for merchandise are entered into a scanning gun, down loaded to a computer in the store and polled by the Company's corporate data processing system. Merchandise received at the Company's stores is entered into the store computer and included in the polling. Deliveries from the distribution center are made by Company-owned vehicles or by independent trucking companies.

                 Stores are generally open from 10:00 A.M. to 9:00 P.M. Monday through Saturday and 11:00 A.M. to 6:00 P.M. on Sunday, with extended hours during the Christmas season. All stores are operating with point-of-sale cash register systems. Approximately
65% of receipts at the Company's stores are for cash or check, with the balance paid for with MasterCard, Visa, Discover or American
Express. The average sale is approximately $12.50.

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

                 Consistent with industry practice, merchandise from manufacturers in the Far East is ordered four to six months in advance to assure delivery prior to the selling season for the merchandise. Letters of credit are frequently issued to foreign manufacturers with specific terms regarding the merchandise ordered, inspection prior to shipment and time and place of delivery. The Company assumes the risk of loss on a F.O.B. basis when goods are delivered to a shipper and is insured against casualty losses arising during shipping.

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

Employees

                 As of August 28, 1999, the Company has approximately 1,200 employees, consisting of approximately 400 full time and 800 part time employees. Full time personnel consist of approximately 220 salaried and 180 hourly employees. All part time personnel are hourly employees. During seasonal peak periods, the Company hires temporary personnel. Approximately 56 employees in the Company's distribution center are covered by a collective bargaining agreement with Local 161 of the Union Of Needletrades, Industrial
And Textile Employees, AFL-CIO. This agreement expires in March
2002. The Company considers its relationships with its employees to be good.

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

                 The Company's 85,000 square foot distribution center is located in Paterson, New Jersey. The Company believes that its distribution center is adequate for its needs through the expiration of the current term of the lease in July 2000. The
Company has one option to renew the lease for a period of two years. The Company expects to lease approximately 50,000 square feet of warehouse space for eight months of the year 2000, as compared to twelve months for the year 1999, to accommodate seasonal merchandise.

                 The Company's stores, all of which are located in leased facilities, range in size from approximately 6,200 square feet to 17,700 square feet. The average size of the Company's stores is approximately 10,100 square feet with approximately 90% of the area of each store representing selling space. The Company seeks to open new stores in the range of approximately 12,000 to 15,000 square feet. However, the Company often maintains options to expand store size and will exercise those options or otherwise enlarge particular stores as circumstances warrant. The following table sets forth the number of store leases due to expire, including options to renew, during the year indicated.

                                      LEASE EXPIRATIONS

            Year                Number                Year               Number

            2000                     1                2014                   3
            2001                     2                2016                   3
            2003                     2                2017                   10
            2004                     2                2018                   6
            2005                     2                2019                   8
            2006                     2                2020                   3
            2008                     3                2021                   2
            2010                     2                2023                   2
            2011                     4                2024                   2
            2012                     2                2026                   1
            2013                     5                2027                   2

                 Sixty-six of the above stores are located in strip shopping centers, and the remaining three are free-standing buildings. The stores generally are located in close proximity to population centers and other retail operations and are usually on a major highway or thoroughfare, making them easily accessible by automobile. All of the stores provide free parking.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 28, 1999.

                                                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS.

                 Effective September 24, 1999 the Company's Common Stock began trading on the NASDAQ SmallCap Market ("NASDAQ") under the symbol
"RAGS". The Company's Common Stock was previously traded on the NASDAQ National Market.

                 The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock as reported by NASDAQ. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                          High             Low

                 Fiscal Year Ended August 28, 1999

                 First Quarter                          $ 2.875          $2.3125
                 Second Quarter                           2.875           2.25
                 Third Quarter                            2.50            1.9375
                 Fourth Quarter                           2.5625          2.00

                 Fiscal Year Ended August 29, 1998

                 First Quarter                          $ 3.50           $2.125
                 Second Quarter                           3.438           2.625
                 Third Quarter                            3.688           2.813
                 Fourth Quarter                           3.75            2.50

                 On October 29, 1999, the closing price of the Common Stock was $1.938.

                 The approximate number of stockholders of record of the Common Stock at October 29, 1999 was 407. The number of beneficial owners whose shares are held by banks, brokers and other nominees exceeds
700.

                 On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. The Company has not paid any cash dividends. The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends on the Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider. In addition, pursuant to the Company's bank line of credit, the Company is prohibited from declaring dividends in any year in excess of its earnings for such year or which would otherwise result in a violation of the Company's covenant to maintain a tangible net worth (as defined in the line of credit commitment letter) of $9,000,000.

ITEM 6.            SELECTED FINANCIAL DATA.

                                           Fiscal Year Ended(1)
                     August 28,  August 29,  August 30,  August 31, September 2,
                        1999       1998         1997        1996       1995
                     (in thousands, except Common Stock Data and Statistics)

OPERATIONS

Net sales         $    94,781  $   90,566  $   86,528  $   83,767  $   86,089
Gross profit           33,915      32,772      31,044      30,440      31,592
Store expenses and
 general and
 administrative
  expenses             33,163      31,167      30,578      29,500      30,566
Interest expense, net      83          61         115         161         134
Income before income
 taxes                    668       1,544         351         779         893
Net income         $      402   $     942   $     207   $     520  $      542

COMMON STOCK DATA (2)

Net income per share
 Basic and diluted $      .08   $     .20   $     .04   $     .11  $      .11
Book value per
 share             $     4.59   $     4.59  $     4.39  $     4.34 $     4.23
Weighted average shares and
  equivalents outstanding
    Basic           4,744,408    4,740,063   4,740,063   4,740,063  4,740,063
    Diluted         4,754,996    4,788,196   4,764,977   4,740,672  4,751,401

FINANCIAL POSITION

Working capital    $   17,298   $   17,095  $   16,256  $   16,985 $   15,161
Total assets           37,869       33,318      32,264      33,555     34,821
Short-term debt         6,570        2,194       3,119       1,762      4,735
Long-term debt              -            -         554       1,231          -
Stockholders' equity$  22,104   $   21,742  $   20,800  $   20,593 $   20,073


                                    Fiscal Year Ended(1)
                     August 28,  August 29,  August 30,  August 31, September 2,
                       1999        1998         1997        1996       1995
                     (in thousands, except Common Stock Data and Statistics)

STATISTICS

Net sales increase
 (decrease)             4.7%         4.7%       3.3%       (2.7%)     (3.8%)
Comparable store net
  sales increases
  (decreases) (4)        .2%         3.2%       3.8%       (4.9%)     (7.3%)
Return on net sales,
  after income taxes     .4%         1.0%        .2%         .6%        .6%
Return on average
  stockholders' equity  1.8%         4.4%       1.0%        2.6%       2.7%
Average net sales per
  gross square foot(3) $   141  $     143  $     139  $      135   $     141
Average net sales per
  store (000's)(3)     $ 1,399  $   1,374  $   1,296  $    1,214   $   1,265
Stores open at end of
  period                    69         66         66          67          69

  (1)    All years are 52 week fiscal years.

  (2) On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. Share and per share data presented for all periods has been adjusted to give retroactive effect to the dividend.

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

                                                       Year Ended
                                                   1999    1998    1997
             Net sales                            100.0%  100.0%  100.0%
             Cost of merchandise sold
              and occupancy costs                  64.2    63.8    64.1
             Gross profit                          35.8    36.2    35.9
             Store expenses                        24.0    23.4    23.9
             General and administrative
              expenses                             11.0    11.0    11.5
             Income from operations                  .8     1.8     0.5
             Net income                              .4%    1.0%     .2%

            The Company's net sales increased in 1999 by $4,215,000 or 4.7% due to increases in comparable store sales of $205,000 or .2% in addition to new store sales of $6,377,000 net of the impact of closed store sales. Management believes that the planned inventory build up, that was initiated in the third fiscal quarter and facilitated by the implementation of our new automated store ordering system, was the principal factor for an increase in comparable store sales of 3.0% in the second half of the fiscal year as compared to a decrease in comparable store sales of 1.9% in the first half of the fiscal year. The Company's net sales increased in 1998 by $4,038,000 or 4.7% due to increases in comparable store sales of $2,647,000 or 3.2% in addition to new store sales of $3,891,000 net of the impact of closed store sales. Management believes the increases in comparable store sales in 1998 were primarily due to improved buying and timely inventory replenishment based on information from the Company's point-of-sale cash register software, data collection and computer systems ("point-of-sale systems") installed in the prior year and from the continuation of its marketing plan that commenced in the prior year.

           Gross profit percentage decreased by .4% in 1999 as compared to 1998 primarily as a result of an increase in occupancy costs. Gross profit percentage increased by .3% in 1998 as compared to 1997 primarily as a result of a decrease in markdowns, which was partially attributable to the improved buying and timely inventory replenishment mentioned above.

             Store expenses increased by $1,497,000 or 7.1%, and as a percentage of net sales increased by .6%, in 1999 as compared to 1998 principally due to an increase in payroll and payroll related expenses that was primarily due to new store openings net of store closings. Store expenses increased by $507,000 or 2.5% in 1998 as compared to 1997. The dollar increase in 1998 was primarily the result of an increase in (i) the cost of operating the point-of-sale systems for an entire fiscal year, (ii) credit card processing costs principally due to accepting a new credit card at the beginning of this fiscal year and (iii) payroll and payroll related expenses. As a percentage of net sales, store expenses decreased by .5% in 1998 as compared to 1997 principally due to the company leveraging these expenses against the increase in net sales.

            General and administrative expenses increased by $499,000 or 5.0% in 1999 as compared to 1998. The increase was primarily due to an increase in payroll and payroll related expenses. As a percentage of net sales, general and administrative expenses in 1999 remained constant compared to 1998. General and administrative expenses increased marginally in 1998 as compared to 1997. As a percentage of net sales, general and administrative expenses decreased by .5% as the Company was able to leverage these costs against the increase in net sales.

               Interest expense, net increased in 1999 as compared to 1998 as a result of higher borrowings on the Company's line of credit to finance the planned inventory build up. This increase was net of a decrease in interest on the Company's term loan which was paid in April 1999.
Interest expense, net decreased in 1998 as compared to 1997 as a result of the reduction in the Company's term loan. See "Liquidity and Capital Resources."

               The effective tax rate for 1999 was 39.9% as compared to 39.0% in 1998. The increase is primarily due to a higher effective state and local income tax rate. The effective tax rate for 1998 was 39.0% as compared to 41.0% in 1997. The decrease is primarily attributed to a tax settlement in 1997.

            Net income decreased by $540,000 for 1999 as compared to 1998 due to the increase in operating expenses which was partially offset by the increase in sales and the related increase in gross profit. Net income increased by $734,000 for 1998 as compared to 1997 due to the increase in sales and the related increase in gross profit which was partially offset by the increase in operating expenses.

Seasonality

             The Company's business is seasonal, which the Company believes is typical of the retail craft and fabric industry. The Company's highest sales and earnings levels historically occur between September and December. This period includes the Back-to-School, Halloween and Christmas seasons. The Company has generally operated at a loss during its fourth quarter, the June through August summer period. See "Business- -Seasonality."

             Year to year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including the timing and duration of holiday selling seasons and the timing of new store openings and promotional markdowns.

Liquidity and Capital Resources

             The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. In 1999 and 1998, the Company relied on short-term borrowings, internally generated funds and credit made available by suppliers to finance inventories and new store openings.

             The Company's working capital has increased $204,000 in 1999 as compared to 1998 primarily as a result of the Company retaining its net income for the period.

             The Company maintains a credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. The line of credit was increased from $8,000,000 to $10,000,000 on August 31, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (8.25% at August 28, 1999). The Company's term loan, initiated during the fiscal year ended August 31, 1996 to finance its new point-of-sale systems, was paid in April 1999. The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 28, 1999, the Company was in compliance with such covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $7,010,000, $2,785,000 and $2,755,000 in 1999, 1998 and 1997, respectively. As of
August 28, 1999 and August 29, 1998, $6,570,000 and $1,635,000,
respectively, was outstanding under the line of credit for direct borrowings and $548,000 was outstanding as of August 29, 1998 under the term loan that matured in 1999. The Company intends to maintain the availability of the line of credit for working capital requirements and in order to be able to take advantage of future opportunities. The
Company's point-of-sale and automated store ordering and receiving systems were completely installed in all stores as of July 1997 and March 1999, respectively, and are now fully operational.

           The Company purchases merchandise directly from manufacturers in the Far East. These purchases are payable in United States dollars and are either by direct payment or supported by letters of credit. The results of operations of the Company have not been significantly affected by foreign currency fluctuation. At August 28, 1999, the Company had outstanding letters of credit in the approximate amount of $26,800.

               During 1999, 1998 and 1997, the Company had net cash (used in) provided by operating activities of $(2,707,000), $2,443,000 and $1,135,000, respectively, and used $1,579,000, $835,000 and $1,877,000, respectively for purchases of property and equipment. Cash provided by operating activities decreased in 1999 primarily as a result of the increase in merchandise inventories. The Company expects to open three stores and close two existing stores during 2000. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores.

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

The Company believes it has successfully achieved Year 2000 compliance with all of its significant computer hardware and software. Because the Company has focused its attention primarily on updating its systems, it has commenced the development of a contingency plan in the event of any interruption of key internal or external services. Management expects to complete such a plan prior to January 2000. In particular, the Company's plan will seek to establish alternatives in the event of any disturbance in external telecommunications, electric power, financial or transportation networks. Although at this time the Company cannot estimate the impact of an interruption in any of these services, it is possible that a sustained disruption would materially affect the Company's operations and financial results.

Since most of the Company's Year 2000 compliance expenses have arisen in the context of a general IT modernization, these remediation costs did not rise to a material level.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the craft retail industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in Company's filings with the Securities and Exchange Commission).

New Accounting Standards

               In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP"). This SOP requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred.
Effective August 29, 1999 the Company adopted this SOP. The adoption of this SOP did not have a material effect on the Company's results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of position and measurement of these instruments at fair value. SFAS No. 133 is effective for the Company in the year ending August 30, 2001. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

Subsequent Event

Effective August 29, 1999, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. Prior to August 29, 1999, the Company utilized an average cost-to-retail ratio to value ending inventory. In fiscal year 2000, the Company began utilizing a method that weights the cost-to-retail ratio using multiple inventory categories. Management believes that this change in accounting improves the measurement of the Company's profitability based upon a changing product mix. The cumulative effect of this accounting change will increase the Company's first quarter fiscal 2000 profit by approximately $325,000 (net of tax effect $195,000).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that Management evaluates carefully to minimize earnings volatility. At August 28, 1999, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets.
The Company's foreign currency exposure is not material and the Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. As discussed in Note 3 of the Notes to Consolidated Financial Statements, loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (8.25% at August 28, 1999).

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                       Not Applicable.

                                                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The information required for this item is incorporated by reference to the Company's 1999 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 28, 1999.

ITEM 11.     EXECUTIVE COMPENSATION.

            The information required for this item is incorporated by reference to the Company's 1999 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 28, 1999.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information required for this item is incorporated by reference to the Company's 1999 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 28, 1999.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information required for this item is incorporated by reference to the Company's 1999 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 28, 1999.
                                                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

               (a)    Documents  filed as part of this report.

                      1.Financial Statements                               Page

                        Independent Auditors' Report                        F-1

                        Consolidated Balance Sheets as of August
                        28, 1999 and August 29, 1998                        F-2

                        Consolidated Statements of Income for the
                        years ended August 28, 1999,
                        August 29, 1998 and August 30, 1997                 F-3

                        Consolidated Statements of Stockholders'
                        Equity for the years ended August 28, 1999,
                        August 29, 1998 and August 30, 1997                 F-4

                        Consolidated Statements of Cash Flows for
                        the years ended August 28, 1999, August 29,
                        1998 and August 30, 1997                            F-5

                        Notes to Consolidated Financial Statements          F-6


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

                     10.4**1999 Incentive Stock Award Plan

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

                     24.1Power of Attorney to sign Form 10-K (set forth on
                         page 20)

                     27 Financial Data Schedule (Filed electronically with SEC only)



________________________________

              *Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

             **Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.

        (b) The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.
                                                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Hawthorne, New Jersey, on November 22, 1999.


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

Signature                             Title(s)                   Date


/s/ Michael Aaronson               Director               November 22, 1999
  Michael Aaronson

/s/ Steven Barnett                 Principal Financial    November 22, 1999
  Steven Barnett                   Officer, Principal
                                   Accounting Officer and
                                   Director

/s/ Evan Berenzweig                Director               November 22, 1999
  Evan Berenzweig

/s/ Stanley Berenzweig             Principal Executive    November 22, 1999
  Stanley Berenzweig               Officer and Director

/s/ Fred J. Damiano                Director               November 22, 1999
  Fred J. Damiano

/s/ Judith Lombardo                Director               November 22, 1999
  Judith Lombardo

/s/ Alan C. Mintz                  Director               November 22, 1999
  Alan C. Mintz



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

10.4  1999 Incentive Stock Award Plan                                 **

21.1  List of subsidiaries of the Company

23.1   Consent of Deloitte & Touche LLP

24.1   Power of Attorney to sign Form 10-K
       (set forth on page 20)

27     Financial Data Schedule
       (Filed electronically with SEC only)



________________________________

* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.



INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
Rag Shops, Inc.
Hawthorne, New Jersey


We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and its subsidiaries as of August 28, 1999 and August 29, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended August 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rag Shops, Inc. and subsidiaries as of August 28, 1999 and August 29, 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 28, 1999, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Parsippany, New Jersey
November 11, 1999


                                                                      F-1

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                 August 28,          August 29,
ASSETS                                              1999                1998

CURRENT ASSETS:
      Cash                                    $    934,073         $    896,123
      Merchandise inventories                   30,563,118          26,458,628
      Prepaid expenses                             536,754             531,535
      Other current assets                         224,759              77,475
      Deferred taxes                               804,746             707,346

                 Total current assets           33,063,450          28,671,107

PROPERTY AND EQUIPMENT, NET                      4,489,952           4,327,559

OTHER ASSETS                                       315,612             319,690

                                               $37,869,014         $33,318,356

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Note payable - bank                      $ 6,570,000         $ 1,635,000
      Accounts payable - trade                   5,928,568           6,555,499
      Accrued expenses and other current
                     liabilities                 2,505,028           1,976,274
      Accrued salaries and wages                   604,769             618,112
      Income taxes payable                         156,912             243,821
      Current portion of long-term debt                  -             547,873

                 Total current liabilities      15,765,277          11,576,579

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value
                2,000,000 shares authorized;
                no shares issued or outstanding         -                  -
      Common stock, $.01 par value,
                13,000,000 shares authorized;
                4,837,763 shares and 4,514,400
                shares issued at August 28, 1999
                and August 29, 1998, respectively   48,378            45,144
      Additional paid-in capital                 6,267,827         6,039,162
      Unamortized restricted stock awards         (207,488)                -
      Retained earnings                         16,059,094        15,657,471
      Treasury stock, at cost, 26,880 shares       (64,074)                -

      Total stockholders' equity                22,103,737        21,741,777

                                               $37,869,014       $33,318,356

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME


                                            Fiscal Year Ended
                                   August 28,   August 29,   August 30,
                                     1999         1998         1997


NET SALES                        $94,780,965   $90,565,996  $86,527,566

COST OF MERCHANDISE SOLD AND
      OCCUPANCY COSTS             60,866,108    57,793,619   55,483,180

                 Gross profit     33,914,857    32,772,377   31,044,386

OPERATING EXPENSES:
      Store expenses              22,697,097    21,199,678   20,692,692
      General and administrative
       expenses                   10,466,253     9,967,252    9,885,242

     Total operating expenses     33,163,350    31,166,930   30,577,934

INCOME FROM OPERATIONS               751,507     1,605,447      466,452

INTEREST EXPENSE, Net                 83,184        61,430      115,129

INCOME BEFORE PROVISION FOR
      INCOME TAXES                   668,323     1,544,017      351,323

PROVISION FOR INCOME TAXES           266,700       602,500      143,900

NET INCOME                       $   401,623    $  941,517  $   207,423

EARNINGS PER COMMON SHARE:
      Basic and diluted                 $.08          $.20         $.04




See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                             Additional Unamortized
                Common Stock   Paid-In  Restricted  Retained Treasury
              Shares  Dollars  Capital Stock Awards Earnings  Stock   Total



BALANCE, AUGUST
31, 1996   4,514,400 $45,144 $6,039,162 $     - $14,508,531 $      - $20,592,837

Net income        -       -          -        -     207,423        -     207,423

BALANCE, AUGUST
 30, 1997  4,514,400  45,144  6,039,162       -  14,715,954        -  20,800,260

Net income        -       -          -        -     941,517        -     941,517

BALANCE, AUGUST
 29, 1998  4,514,400  45,144  6,039,162       -  15,657,471        -  21,741,777

Acquisition
 of treasury
 stock             -       -         -         -         -   (64,074)   (64,074)

Issuance of
 restricted
 stock awards  97,700    977   231,061   (232,038)       -         -          -

Stock
 dividend     225,663  2,257    (2,396)         -        -         -       (139)

Amortization
 of restricted
 stock awards       -      -         -     24,550        -         -     24,550

Net income          -      -         -          -  401,623         -    401,623

BALANCE, AUGUST
 28,
 1999     4,837,763$48,378$6,267,827$(207,488) $16,059,094 $(64,074)$22,103,737

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Fiscal Year Ended
                                     August 28,  August 29,  August 30,
                                        1999        1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                     $  401,623  $  941,517  $  207,423
     Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
       Depreciation and
        amortization                 1,371,111   1,366,589   1,406,285
       Deferred taxes                  (98,400)    (73,200)      8,000
       Loss on disposition
         of property and
         equipment                      44,084      24,764      59,738
       Amortization of restricted
        stock awards                    24,550           -           -
     Changes in assets and
      liabilities:
     (Increase) decrease in:
      Merchandise inventories       (4,104,490)  (1,335,591)  1,157,405
      Prepaid expenses                  (5,219)    (232,712)     46,626
      Other current assets            (147,284)     164,822     231,682
      Other assets                       5,078      (45,924)    169,668
        Increase (decrease) in:
          Accounts payable - trade    (626,931)   1,474,953  (2,523,537)
          Accrued expenses and
           other current liabilities   528,754      108,129     142,870
          Accrued salaries and wages   (13,343)    (193,916)    228,943
          Income taxes payable         (86,909)     243,821           -

         Net cash (used in) provided
          by operating activities   (2,707,376)   2,443,252   1,135,103

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property
   and equipment                         1,300        3,350       4,331
  Payments for purchases of
   property and equipment           (1,578,888)    (834,671) (1,877,180)

       Net cash used in
        investing activities        (1,577,588)    (831,321) (1,872,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
   note payable - bank              20,160,000   12,810,000  14,520,000
  Repayments of note
   payable - bank                  (15,225,000) (13,610,000) (13,215,000)
  Repayments of long-term debt        (547,873)    (679,476)    (624,571)
     Acquisition of treasury stock     (64,074)           -            -
     Payment in lieu of stock
       dividend fractional shares         (139)           -            -

         Net cash provided by
          (used in) financing
          activities                 4,322,914   (1,479,476)     680,429

NET INCREASE (DECREASE) IN CASH         37,950      132,455      (57,317)

CASH, BEGINNING OF YEAR                896,123      763,668      820,985

CASH, END OF YEAR                  $   934,073  $   896,123  $   763,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during the year for:
     Interest                      $    49,628  $   120,725  $   165,922

     Income taxes                  $   373,992  $   464,206  $   532,087

See notes to the consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Summary Of Significant Accounting Policies

Organization and Nature of Business
Rag Shops, Inc. (the "Company"), a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey Corporation having the same name which was incorporated in 1984. The Company operates a chain of retail craft and fabric stores through its subsidiaries predominantly located in New Jersey, New York, Pennsylvania and Florida.

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

Fiscal Year
The Company's fiscal year end is the Saturday closest to August 31. The financial statements for the fiscal years ended August 30, 1997 ("1997"), August 29, 1998 ("1998") and August 28, 1999 ("1999") were each comprised of 52 weeks.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentations.

Merchandise Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method, and consist primarily of crafts and fabrics.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line and accelerated methods. Leasehold improvements are amortized by the straight-line method over an estimated useful life or the term of the related lease, whichever is shorter.

Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The provisions of SFAS No. 121 did not have any impact on the Company's financial position or results of operations.

Fair Value Of Financial Instruments
Management of the Company believes that the fair value of financial instruments approximates their cost as of August 28, 1999 and August 29, 1998. In management's opinion, the fair value of its fixed-rate term loan approximates book value based on borrowing rates currently available to the Company and amounts outstanding under its line of credit approximate fair value due to their variable rate.

Pre-opening and Closing Store Expenses
All pre-opening costs incurred in connection with the opening of new retail stores are charged to expense on or before the stores opening. Costs associated with closing stores, when material, are charged to expense at the time the decision to close a store is determined.


Recent Accounting Pronouncements
In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP"). This SOP requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred. Effective August 29, 1999 the Company adopted this SOP. The adoption of this SOP did not have a material effect on the Company's results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of position and measurement of these instruments at fair value. SFAS No. 133 is effective for the Company in the year ending August 30, 2001. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

Note 2. Property And Equipment

Property and equipment consists of the following:

                                         Useful   August 28,   August 29,
                                         Lives      1999         1998

 Furniture and fixtures               5-10 years  $8,118,597  $7,506,894
 Leasehold improvements                 10 years   2,951,908   2,831,728
 Transportation equipment              3-7 years     525,584     481,568
 Data processing equipment               5 years   3,884,797   3,383,206

                                                  15,480,886  14,203,396
      Less accumulated depreciation and
                  amortization                    10,990,934   9,875,837

                                                 $ 4,489,952  $4,327,559


Note 3.     Note Payable - Bank

The Company maintains a credit facility with a bank. The credit facility is renewable annually on or before each December 31 and currently consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. The line of credit was increased from $8,000,000 to $10,000,000 on August 31, 1999. The facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 28, 1999, the Company was in compliance with such covenants. Borrowings under the line of credit bear interest payable quarterly at the bank's prime rate (8.25% at August 28, 1999). The borrowings outstanding under the line of credit as of August 28, 1999 and August 29, 1998 were $6,570,000 and $1,635,000, respectively, and the unused line of credit for direct borrowings and the issuance of letters of credit at August 28, 1999 was $1,403,182.

Note 4. Long-Term Debt

During the fiscal year ended August 31, 1996, the Company borrowed $2,000,000 ("term loan") under the terms of its credit facility with a bank to finance its new point-of-sale cash register software, data collection and computer systems. Interest on the term loan was payable monthly at a fixed interest rate of 7.5% effective March 1, 1998, formerly at 8%. The term loan was paid in April 1999.

Note 5.     Commitments And Contingencies

The Company leases its facilities in accordance with operating leases, having initial terms of more than one year, which expire in various years through 2012. Substantially all of the leases contain renewal options. In addition, certain leases require that the Company pay its pro rata share of utilities, taxes, insurance and maintenance. Rent expense for 1999, 1998 and 1997 amounted to $7,382,116, $6,633,633 and $6,140,557, respectively, and includes contingent rentals (computed on a percentage of sales, as defined in the leases) of $22,499, $17,287 and $28,168, respectively.

The Company leases certain premises from an entity controlled by the majority stockholders of the Company. For the years 1999, 1998 and 1997, rental payments under this agreement amounted to $288,766, $209,313, and $307,695, respectively.

Future minimum annual rental commitments under noncancellable operating leases are as follows:

                    Fiscal Year Ended
                          2000                                        $7,262,109
                          2001                                         6,208,518
                          2002                                         5,106,450
                          2003                                         4,118,131
                          2004                                         2,685,966
                          Thereafter                                   8,866,329

                                                                     $34,247,503

In addition, at August 28, 1999 the Company has outstanding letters of credit for the purchase of merchandise inventories of approximately $26,800.

The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceedings that is expected to have a material adverse effect on the Company's results of operations or financial position.

Note 6. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share"("SFAS No. 128"). In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted net income per share gives the effect of outstanding stock options. All of the net income reported in the financial statements is available to common stockholders. Prior year net income per share data has been adjusted to reflect the adoption of SFAS No. 128.

                                                Fiscal Year Ended
                                         1999           1998           1997


Numerator:
   Net income for basic and diluted
    earnings per share              $   401,623    $  941,517      $  207,423

Denominator:
   Denominator for basic earnings per
    share-weighted average shares     4,744,408     4,740,063       4,740,063

   Effect of dilutive securities:
    Employee stock options               10,588        48,133          24,914


   Denominator for diluted earnings
    per share-adjusted weighted
    average shares and assumed
    conversions                        4,754,996     4,788,196      4,764,977

Basic and diluted earnings
 per share                          $        .08  $        .20   $        .04

On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. Shares and per share data presented for all periods has been adjusted to give retroactive effect to the dividend.


Note 7.     Stockholders' Equity

In April 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") covering employees and nonemployee directors. The Plan permits options to purchase a total of 450,000 shares of common stock, of which 435,600 shares have been reserved by the Company as of August 28, 1999. Such options may be incentive stock options ("ISO") or nonqualified options. The term of an option will not exceed ten years and an option is exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. The options granted are generally exercisable 20% per year.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock options awarded. The pro forma effects of applying SFAS No. 123 are not representative of future net income and net income per share amounts because only options granted since 1997 are applicable. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant date for awards in 1998 and the effect of grants in 1997, consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                      Fiscal Year Ended
                                                  1999        1998       1997

   Net income-as reported                       $401,623    $941,517   $207,423
   Net income-pro forma                         $395,292    $935,066   $201,139
   Net income per share-as reported,
    basic and diluted                           $    .08    $    .20   $    .04
   Net income per share-pro forma,
    basic and diluted                           $    .08    $    .20   $    .04

There were no options granted during the year 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: dividends yield of 0%, expected volatility of 50%, risk-free interest rate of 5.0% and 4.5%, respectively and expected lives of 7.5 years.

Information with respect to options granted under the Plan is as follows:

                                 Number of Exercise Price  Weighted-Average
                                   Shares     Per Share     Exercise Price

Outstanding, August 31, 1996      214,750   $2.02-$11.76        $5.09
Granted                           115,000   $2.22-$2.85         $2.24
Canceled                          (23,700)  $2.02-$11.76        $6.87

Outstanding, August 30, 1997      306,050   $2.02-$11.76        $3.88
Granted                             2,000      $3.21            $3.21
Canceled                           (8,000)  $2.02-$5.94         $3.49

Outstanding, August 29, 1998      300,050   $2.02-$11.76        $3.89
Canceled                          (19,750)  $2.22-$11.76        $6.51

Outstanding, August 28, 1999      280,300   $2.02-$11.76        $3.70

Exercisable, August 30, 1997      145,050   $2.26-$11.76        $5.68

Exercisable, August 29, 1998      156,050   $2.02-$11.76        $5.38

Exercisable, August 28, 1999      197,700   $2.02-$11.76        $4.30

The weighted-average remaining contractual life of stock options outstanding at August 28, 1999 is 4.9 years. The majority of options have an exercise price from $2.02 to $3.21.

Effective July 20, 1999, the Company adopted the 1999 Incentive Stock Award Plan (the "Incentive Plan"). The Incentive Plan provides for the award of up to 300,000 shares of the Company's common stock (the "shares") to key employees (including non-executive officers), independent contractors or consultants as determined by the Option Committee of the Board of Directors. The Incentive Plan participants are entitled to dividends and to vote their respective shares, however, the sale or transfer of the shares is restricted during a vesting period. As of August 28, 1999, 97,700 shares have been issued under the Incentive Plan. The value of such stock for the Company was established by the market price on the date of grant. Shares are forfeited when an individual terminates prior to the end of the vesting period. The vesting period for the shares issued expires on July 31, 2000.

Unamortized restricted stock awards was charged for the market value of the restricted shares at the date of grant. The unamortized restricted stock awards is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized ratably over the vesting period which approximates one year.

In 1999 $24,550 was charged to expense relating to the Incentive Plan.

On May 21, 1999 the Company's Board of Directors approved a discretionary program whereby the Company is authorized to purchase up to 200,000 shares of its outstanding common stock. As of August 28, 1999, 26,880 shares are held in treasury.

Note 8.     Income Taxes

      Income tax expense consists of the following:
                                                  Fiscal Year Ended
                                             1999       1998        1997
      Federal:
       Current                         $  379,900  $  570,200  $  135,900
       Deferred                          (173,100)    (73,200)      8,000

      State:
       Current                            (14,800)    105,500           -
       Deferred                            74,700           -           -

                                       $  266,700  $  602,500  $  143,900

The deferred income tax arises from the following temporary differences:

                                                Fiscal Year Ended
                                            1999      1998       1997

    Uniform inventory capitalization     $ 89,100  $ 10,200   $(30,600)
      Depreciation                         59,600    59,600     27,700
      Straight-line of leases              16,100     3,400     (5,100)
      Amortization of incentive
       stock awards                         8,300         -          -
      Increase in valuation allowance     (74,700)        -          -

                                         $ 98,400  $ 73,200   $ (8,000)

The effective tax rate differs from the Federal statutory rate as follows:

                                              Fiscal Year Ended
                                           1999      1998      1997

      Statutory tax rate                   34.0%     34.0%     34.0%
      State and local income taxes,
       net of federal income tax
       benefit                              5.9       4.5         -
      Other                                   -        .5       7.0

      Effective tax rate                   39.9%     39.0%     41.0%

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

The tax effect of significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                      Fiscal Year Ended
                                                 1999                   1998
Current deferred tax asset:
  Uniform inventory capitalization           $  796,446               $707,346
      Amortization of restricted stock awards     8,300                      -
                                                804,746                707,346
Non-current deferred tax assets:
      Straight-line of leases                   131,173                115,073
      Difference between book and tax
       depreciation methods                      78,839                 19,239
      Net operating losses for State purposes   487,584                441,100
      Valuation allowance                      (487,584)              (366,400)
                                                210,012                209,012

Total deferred tax asset                     $1,014,758               $916,358

Note 9.     Employee Benefit Plan

Effective January 1, 1996, the Company adopted a voluntary 401(k) savings plan. All non-union employees of the Company are eligible to participate on or after reaching age 21 and completing one year of eligibility service. The Company did not make any discretionary contributions to the 401(k) plan for fiscal years 1999, 1998 and 1997.

Note 10.  Quarterly Results (Unaudited)

The following is a summary of selected quarterly financial data (thousands of dollars, except per share amounts):

                                              Fiscal Quarter Ended
                                    Nov. 28,  Feb. 27,  May 29,  Aug. 28,
    Fiscal 1999                       1998      1999     1999      1999

    Net sales                       $26,695   $25,061   $22,430   $20,595
    Gross profit                     10,017     9,152     7,569     7,177
    Net income (loss)                 1,009       254       (78)     (783)
    Earnings (loss) per common share (a):
      Basic                             .21       .05      (.02)     (.16)
      Diluted                           .21       .05      (.02)     (.16)

                                              Fiscal Quarter Ended
                                     Nov. 29,  Feb. 28,  May 30,  Aug. 29,
     Fiscal 1998                      1997       1998     1998      1998

     Net sales                       $26,277   $24,998   $20,699  $18,592
     Gross profit                      9,741     9,047     7,490    6,494
     Net income (loss)                   982       431       224     (696)
     Earnings (loss) per common share (a):
      Basic                              .21       .09       .05     (.15)
      Diluted                            .20       .09       .05     (.15)

(a) Earnings (loss) per common share calculations for each quarter are restated to reflect accounting changes required under Statement of Accounting Standards No. 128, Earnings per Share and the 5% stock dividend declared June 28, 1999. See Note 6.

The sum of the four quarters may not equal the full year computation due to rounding.

Note 11.  Subsequent Event

Effective August 29, 1999, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. Prior to August 29, 1999, the Company utilized an average cost-to-retail ratio to value ending inventory. In fiscal year 2000, the Company began utilizing a method that weights the cost-to-retail ratio using multiple inventory categories. Management believes that this change in accounting improves the measurement of the Company's profitability based upon a changing product mix. The cumulative effect of this accounting change will increase the Company's first quarter fiscal 2000 profit by approximately $325,000 (net of tax effect $195,000).

                                                                   * * * * * *

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

Each of the above does business under the name "The Rag Shop."

                                                                   EXHIBIT 23.1


                                 RAG SHOPS, INC.


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement of Rag Shops, Inc. on Form S-8 of our report dated November 11, 1999, appearing in this Annual Report on Form 10-K of Rag Shops, Inc. for the year ended August 28, 1999.


Deloitte & Touche LLP
Parsippany, New Jersey
November 22, 1999