Form 10-Q
period 1999-11-27
RAG SHOPS INC
filed 2000-01-03
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended November 27, 1999

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

                     Yes    X                       No
                         -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                   OUTSTANDING AT DECEMBER 24, 1999
 Common stock, par value $.01                    4,810,883

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART 1 - FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed  consolidated  balance  sheets - November  27, 1999
      (unaudited), November 28, 1998 (unaudited) and August 28, 1999          3

     Condensed  consolidated  statements of income - three months ended November 27, 1999 (unaudited) and November 28, 1998
      (unaudited)                                                             4

     Condensed  consolidated  statements  of cash  flows -  three months  ended November 27, 1999 (unaudited) and November 28,
      1998 (unaudited)                                                        5

     Notes to condensed consolidated financial statements                   6-7

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              8-11

PART II - OTHER INFORMATION

   Items 1. - 5.                                                             12

   Item 6. Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                   12

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          (All amounts in thousands)


                                       November 27,   November 28,   August 28,
                                           1999           1998         1999
                                           ----           ----         ----
                                       (Unaudited)     (Unaudited)   (Note A)
ASSETS

Current assets:
 Cash                                       $ 2,286        $ 4,577      $   934
 Merchandise inventories                     27,207         24,624       30,563
 Prepaid expenses                               226            408          536
 Other current assets                           329            145          225
 Deferred taxes                                 805            707          805
                                            -------        -------      -------

 Total current assets                        30,853         30,461       33,063
Property and equipment, net                   4,186          4,257        4,490
Other assets                                    276            329          316
                                            -------        -------      -------

                                            $35,315        $35,047      $37,869
                                            =======        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable-bank                         $ 1,145        $     -      $ 6,570
  Accounts payable trade                      6,417          7,609        5,928
  Accrued expenses and other
    current liabilities                       2,872          2,834        2,505
  Accrued salaries and wages                    708            734          605
  Income taxes payable                          835            751          157
  Current portion of long-term debt
                                                  -            368            -
                                            -------        -------       ------

  Total current liabilities                  11,977         12,296       15,765

Stockholders' equity:
  Preferred stock                                 -              -            -
  Common Stock                                   48             45           48
  Additional paid-in capital                  6,268          6,039        6,268
  Unamortized restricted stock awards          (151)              -        (207)
  Retained earnings                          17,237         16,667       16,059
  Treasury stock, at cost                       (64)              -         (64)
                                             ------          ------      ------

  Total stockholders' equity                 23,338         22,751       22,104
                                             ------         ------       ------

                                            $35,315        $35,047      $37,869
                                            =======        =======      =======

 Note A: Derived from the August 28, 1999 audited balance sheet.

 See notes to the condensed consolidated financial statements.

                       RAG SHOPS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                 (All amounts in thousands, except share data)

                                                       Three Months Ended

                                                  November 27,   November 28,
                                                      1999           1998
                                                      ----           ----

Net sales                                              $ 28,186        $ 26,695
Cost of merchandise sold and occupancy costs             17,467          16,678
                                                       --------        --------

Gross profit                                             10,719          10,017
                                                       --------         -------

Store expenses                                            6,139           5,751
General and administrative expenses                       2,866           2,583
                                                       --------        --------

Total operating expenses                                  9,005           8,334
                                                       --------        --------

Income from operations                                    1,714           1,683
Interest expense, net                                       108              28
                                                       --------        --------

Income before income taxes and cumulative
 effect of change in accounting                           1,606           1,655
Provision for income taxes                                  626             646
                                                       --------        --------

Income before cumulative effect of
 change in accounting                                       980           1,009
Cumulative effect of change in accounting for
 merchandise inventories, net of income taxes               198               -
                                                       --------        --------

Net income                                             $  1,178        $  1,009
                                                       ========        ========

EARNINGS PER COMMON SHARE:
Basic and diluted

Income before cumulative effect of
 change in accounting                                  $    .20        $    .21
Cumulative effect of change in accounting                   .04               -
                                                       --------        --------

Net Income                                             $    .24        $    .21
                                                       ========        ========


 See notes to the condensed consolidated financial statements.

                       RAG SHOPS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                          (All amounts in thousands)
                                                          Three Months Ended

                                                      November 27,  November 28,
                                                         1999           1998
                                                         ----           ----
Cash flows from operating activities:
 Net income                                              $  1,178      $  1,009
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                              330           337
   Amortization of restricted stock awards                     56             -
   Cumulative effect of accounting change                    (325)            -
 Changes in assets and liabilities:
  (Increase) decrease in:
   Merchandise inventories                                  3,681         1,835
   Prepaid expenses                                           310           124
   Other current assets                                      (104)          (68)
   Other assets                                                40            (9)
  Increase (decrease) in:
   Accounts payable-trade                                     489         1,054
   Accrued expenses and other current liabilities             367           858
   Accrued salaries and wages                                 103           116
   Income taxes payable                                       678           507
                                                         --------      --------

 Net cash provided by operating activities                  6,803         5,763
                                                         --------      --------

Cash flows from investing activities:
 Payments for purchases of property and
  equipment                                                   (26)         (267)
                                                         --------      --------

 Net cash used in investing activities                        (26)         (267)
                                                         --------      --------

Cash flows from financing activities:

 Proceeds from issuance of note-payable bank                5,305         6,595
 Repayments of note payable-bank                          (10,730)       (8,230)
 Repayments of long-term debt                                    -         (180)
                                                          --------     --------

 Net cash used in financing activities                     (5,425)       (1,815)
                                                         --------      --------

Net increase in cash                                        1,352         3,681
Cash, beginning of period                                     934           896
                                                         --------      --------

Cash, end of period                                      $  2,286      $  4,577
                                                         ========      ========

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:

  Interest                                               $    101      $      9
                                                         ========      ========

  Income taxes                                           $     28      $     13
                                                         ========      ========


 See notes to the condensed consolidated financial statements.
                                   Page 5 of 12

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three months ended November 27, 1999 are not necessarily indicative of results for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission in November 1999.

Certain reclassifications have been made to prior year amounts in order to conform with the presentation for the current year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended

                                                   November 27,   November 28,
                                                        1999           1998
                                                        ----           ----

Numerator:
 Income before cumulative effect of
   change in accounting                              $  980,000      $1,009,000
 Cumulative effect of change in accounting              198,000               -
                                                     ----------      ----------

 Net income                                          $1,178,000      $1,009,000
                                                     ==========      ==========

Denominator:
 Denominator for basic earnings per share-
  weighted average shares                             4,810,883       4,740,063

 Effect of dilutive securities:
  Employee stock options                                    123          19,428
                                                     ----------      ----------

 Denominator for diluted earnings per share-
  adjusted weighted average shares and assumed
  conversions                                         4,811,006       4,759,491
                                                     ==========      ==========

                        RAG SHOPS, INC. AND SUBSIDIARIES

Basic earnings per share:
 Income before cumulative effect of
   change in accounting                               $     .20        $     .21
 Cumulative effect of change in accounting                  .04                -
                                                      ---------        ---------

 Net income                                           $     .24        $     .21
                                                      =========        =========

Diluted earnings per share:
 Income before cumulative effect of
   change in accounting                               $     .20        $     .21
 Cumulative effect of change in accounting                  .04                -
                                                      ---------        ---------

 Net income                                           $     .24        $     .21
                                                      =========        =========

Earnings per share calculations for the three months ended November 28, 1998 has been adjusted to give retroactive effect to the 5% stock dividend on the Company's common stock declared by the Company on June 28, 1999 which was paid on August 10, 1999 to stockholders of record on July 14, 1999.

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

Effective August 29, 1999, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. Prior to August 29, 1999, the Company utilized an average cost-to-retail ratio to value ending inventory. In fiscal year 2000, the Company began utilizing a method that weights the cost-to-retail ratio using multiple inventory categories. Management believes that this change in accounting improves the measurement of the Company's profitability based upon a changing product mix. The cumulative effect of this accounting change was to increase the Company's first quarter fiscal 2000 profit, net of income taxes, by approximately $198,000.

NOTE 4 - ADOPTION OF ACCOUNTING STANDARDS

In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP"). This SOP requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred. Effective August 29, 1999 the Company adopted this SOP. The adoption of this SOP did not have any effect on the Company's results of operations.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                                     Three Months Ended
                                                 ----------------------
                                                 November 27,  November 28,
                                                      1999         1998
                                                      ----         ----

Net sales                                           100.0%        100.0%
Cost of merchandise sold and occupancy costs         62.0          62.5
                                                    -----         -----

Gross profit                                         38.0          37.5
Store expenses                                       21.8          21.5
General and administrative expenses                  10.2           9.7
                                                    -----         -----

Income from operations                                6.0           6.3
Income before cumulative effect of change
 in accounting                                        3.5           3.8
Cumulative effect of change in accounting             0.7           -
Net income                                            4.2%          3.8%
                                                    =====         =====

The Company's net sales increased by $1,491,000 or 5.6% for the three months ended November 27, 1999 over the comparable prior period due to new store sales of $2,287,000 offset by decreases in comparable store sales of $74,000 or .3% and closed store sales in the comparable prior period of $722,000.

Gross profit as a percentage of net sales increased by .5% for the three months ended November 27, 1999 from the comparable prior period primarily due to a decrease in promotional markdowns that was partially offset by an increase in occupancy costs principally attributable to the five new stores opened, net of two stores closed, in the prior fiscal year.

Store expenses increased by $388,000 and as a percentage of net sales increased by .3% for the three months ended November 27, 1999 from the comparable prior period. The increase in store expenses and as a percentage of net sales was primarily due to an increase in payroll and payroll related expenses that was principally due to new stores opened in the prior fiscal year.

General and administrative expenses increased by $283,000 and as a percentage of net sales increased .5% for the three months ended November 27, 1999 over the comparable prior period. The increase in general and administrative expenses was primarily due to an increase in professional fees.

Interest expense, net increased by $80,000 for the three months ended November 27, 1999 from the comparable prior period as a result of the higher borrowings on the Company's line of credit to finance the planned inventory build up that was initiated in the third fiscal quarter ended May 29, 1999.

The effective tax rates for the three months ended November 27, 1999 and November 28, 1998 were estimated at 39.0%.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Income before cumulative effect of the change in accounting principle decreased by $29,000 for the three months ended November 27, 1999 as compared to the comparable prior period. This decrease is due to an increase in operating expenses and interest expense partially offset by an increase in gross profit. Net income for the three months ended November 27, 1999 increased by $169,000 due to the cumulative effect of change in accounting for merchandise inventories, net of income taxes, of approximately $198,000 which was partially offset by the decrease of $29,000 in income before the change in accounting principle.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the three months ended November 27, 1999 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $1,578,000 for the three months ended November 27, 1999 as compared to the August 28, 1999 amount as a result of the Company retaining its net income for this period.

The Company maintains a credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. The line of credit was increased from $8,000,000 to $10,000,000 for the remainder of the year 1999 on August 31, 1999 and in December 1999 renewed for the year 2000 at $10,000,000. Borrowings under the line of credit bear interest at the bank's prime rate (8.50% at November 27, 1999). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $7,490,000 and $2,330,000 for the three months ended November 27, 1999 and November 28, 1998, respectively. The Company intends to maintain the availability of a line of credit for working capital requirements and in order to be able to take advantage of future opportunities.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the three months ended November 27, 1999 and November 28, 1998 amounted to $6,803,000 and $5,763,000, respectively, and $26,000 and $267,000, respectively, was used for purchases of property and equipment. During the three months ended November 27, 1999 there were no new stores opened or existing stores closed. The Company expects to open an additional three new stores and close three existing stores during the current fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

Management believes that its efforts has allowed the Company to be fully Year 2000-compliant, including allowances for integrated testing. Management has allowed for further time in the event certain system elements need additional upgrading. However, management believes that this possibility is unlikely as much of the necessary work has already been completed and tested.

The Company completed and implemented its contingency plan in early December of the current fiscal year in the event there is an interruption of key internal or external services. In particular the Company's plan establishes alternatives in the event of any disturbance in external telecommunications,

                        RAG SHOPS, INC. AND SUBSIDIARIES

electric power, financial or transportation networks. Although at this time the Company cannot estimate the impact of an interruption in any of these services, it is possible that a sustained disruption would materially affect the Company's operations and financial results.

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

  (a) Exhibits - Exhibit 18
  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RAG SHOPS, INC.



Date:  January  3, 2000      /s/ Stanley Berenzweig

                               Stanley Berenzweig

                            Chairman Of The Board and

                             Principal Executive Officer

Date:  January  3, 2000      /s/ Steven B. Barnett

                                Steven B. Barnett

                             Principal Financial Officer and
                             Principal Accounting Officer

                                                                     Exhibit 18









December 22, 1999





Rag Shops, Inc.
111 Wagaraw Road
Hawthorne, New Jersey 07506

At your request, we have read the description included in your Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended November 27, 1999, of the facts relating to the change from using an average cost-to-retail ratio to value ending inventory to a method that weights the cost-to-retail ratio using multiple inventory categories. We believe, on the basis of the facts so set forth and other information furnished to us by appropriate officials of the Company, that the accounting change described in your Form 10-Q is to an alternative accounting principle that is preferable under the circumstances.

We have not audited any consolidated financial statements of Rag Shops, Inc. and its consolidated subsidiaries as of any date or for any period subsequent to August 28, 1999. Therefore, we are unable to express, and we do not express, an opinion on the facts set forth in the above-mentioned Form 10-Q, on the related information furnished to us by officials of the Company, or on the financial position, results of operations, or cash flows of Rag Shop, Inc. and its consolidated subsidiaries as of any date or for any period subsequent to August 28, 1999.

Yours truly,

/s/ Deloitte & Touche LLP
Parsippany, New Jersey