Form 10-Q
period 2000-02-26
RAG SHOPS INC
filed 2000-03-31
CIK 874385

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended February 26, 2000

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

               CLASS                   OUTSTANDING AT MARCH 24, 2000
   Common stock, par value $.01                  4,810,883

                    RAG SHOPS, INC. AND SUBSIDIARIES

                                  INDEX

                                                                    Page

PART 1 - FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed consolidated balance sheets - February 26,
       2000 (unaudited), February 27, 1999 (unaudited) and
       August 28, 1999                                                 3

     Condensed consolidated statements of income - three
       and six months ended February 26, 2000 (unaudited) and
       February 27, 1999 (unaudited)                                   4

     Condensed consolidated statements of cash flows -
       six months ended February 26, 2000 (unaudited) and
       February 27, 1999 (unaudited)                                   5

     Notes to condensed consolidated financial statements            6-7

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                       8-11

PART II - OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders        12

   Item 6. Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                            12

                    RAG SHOPS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                       (All amounts in thousands)


                                     February 26,February 27,August 28,
                                        2000        1999        1999
                                        ----        ----        ----
                                     (Unaudited) (Unaudited)  (Note A)
               ASSETS
Current assets:
  Cash                                   $ 4,803     $ 2,989     $   934
  Merchandise inventories                 23,198      24,063      30,563
  Prepaid expenses                           312         376         536
  Other current assets                       146         252         225
  Deferred taxes                             805         707         805
                                         -------     -------     -------

  Total current assets                    29,264      28,387      33,063

Property and equipment, net                3,862       4,692       4,490
Other assets                                 270         283         316
                                         -------     -------     -------

                                         $33,396     $33,362     $37,869
                                          ======      ======      ======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable-bank                      $     -     $     -     $ 6,570
  Accounts payable-trade                   5,484       6,635       5,928
  Accrued expenses and other current
    liabilities                            2,447       2,189       2,505
  Accrued salaries and wages                 709         667         605
  Income taxes payable                       844         669         157
  Current portion of long-term debt            -         197           -
                                          ------      ------      ------

  Total current liabilities                9,484      10,357      15,765

Stockholders' equity:
 Common Stock                                 48          45          48
 Additional paid-in capital                6,268       6,039       6,268
 Unamortized restricted stock awards         (96)          -        (207)
 Retained earnings                        17,756      16,921      16,059
 Treasury stock, at cost                     (64)          -         (64)
                                          ------      ------      ------

  Total stockholders' equity              23,912      23,005      22,104
                                          ------      ------      ------

                                         $33,396     $33,362     $37,869
                                          ======      ======      ======




 Note A: Derived from the August 28, 1999 audited balance sheet.

 See notes to the condensed consolidated financial statements.

                     RAG SHOPS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

              (All amounts in thousands, except share data)


                               Three Months Ended      Six Months Ended

                             February 26,February 27,February 26,February 27,
                                 2000       1999        2000        1999
                                 ----       ----        ----        ----
Net sales                        $26,492     $25,061     $54,678     $51,756
Cost of merchandise sold and
   occupancy costs                16,914      15,909      34,381      32,587
                                  ------      ------      ------      ------

Gross profit                       9,578       9,152      20,297      19,169
                                  ------      ------      ------      ------

Store expenses                     6,115       6,008      12,254      11,760
General and administrative
  expenses                         2,649       2,741       5,515       5,324
                                  ------      ------      ------      ------

Total operating expenses           8,764       8,749      17,769      17,084
                                  ------      ------      ------      ------

Income from operations               814         403       2,528       2,085
Interest income (expense), net        36          15         (72)        (13)
                                  ------      ------      ------      ------

Income before income taxes and
 cumulative effect of change in
 accounting                          850         418       2,456       2,072
Provision for income taxes           332         164         958         809
                                  ------      ------      ------      ------
Income before cumulative effect
  of change in accounting            518         254       1,498       1,263
Cumulative effect of change in
  accounting for merchandise
  inventories, net of income taxes     -           -         198           -
                                  ------      ------      ------      ------

Net income                       $   518     $   254     $ 1,696     $ 1,263
                                  ======      ======      ======      ======

EARNINGS PER COMMON SHARE :
Basic and diluted

Income before cumulative effect
  of change in accounting        $   .11     $   .05     $   .31     $   .27
Cumulative effect of change in
 accounting                            -           -         .04           -
                                  ------      ------      ------      ------

Net income                       $   .11     $   .05     $   .35     $   .27
                                  ======      ======      ======      ======



 See notes to the condensed consolidated financial statements.

                      RAG SHOPS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                         (All amounts in thousands)

                                                       Six Months Ended

                                             February 26, 2000 February 27, 1999

Cash flows from operating activities:

 Net income                                           $ 1,696         $ 1,263
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         675             685
    Loss on disposition of property and equipment          14              20
    Amortization of restricted stock awards               112               -
    Cumulative effect of accounting change               (325)              -
 Changes in assets and liabilities:
  (Increase) decrease in:
    Merchandise inventories                             7,690           2,396
    Prepaid expenses                                      225             156
    Other current assets                                   79            (175)
    Other assets                                           45              37
 Increase (decrease) in:
    Accounts payable-trade                               (445)             80
    Accrued expenses and other current liabilities        (29)            224
    Accrued salaries and wages                            104              49
    Income taxes payable                                  687             425
                                                       ------          ------

 Net cash provided by operating activities             10,528           5,160
                                                       ------          ------

Cash flows from investing activities:

 Payments for purchases of property and equipment         (89)         (1,070)
                                                       ------          ------

 Net cash used in investing activities                    (89)         (1,070)
                                                       ------          ------

Cash flows from financing activities:

 Proceeds from issuance of note payable-bank            5,805           6,595
 Repayments of note payable-bank                      (12,375)         (8,230)
 Repayments of long-term debt                               -            (362)
                                                       ------          ------

 Net cash used in financing activities                 (6,570)         (1,997)
                                                       ------          ------

Net increase in cash                                    3,869           2,093
Cash, beginning of period                                 934             896
                                                       ------          ------

Cash, end of period                                   $ 4,803         $ 2,989
                                                       ======          ======

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:

    Interest                                          $   197         $    47
                                                       ======          ======
    Income taxes                                      $   353         $   258
                                                       ======          ======
 See notes to the condensed consolidated financial statements.
                                Page 5 of 12

                      RAG SHOPS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     THREE AND SIX MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three and six months ended February 26, 2000 are not necessarily indicative of results for the fiscal year.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months Ended     Six Months Ended

                               February 26,February 27, February 26,February 27,
                                  2000         1999        2000        1999
                                  ----         ----        ----        ----
Numerator:
  Income before cumulative effect
   of change in accounting     $   518,000  $   254,000  $1,498,000  $1,263,000
  Cumulative effect of change in
   accounting                            -            -     198,000           -
                                 ----------- ----------- ----------- -----------

  Net income                   $   518,000    $ 254,000  $1,696,000  $1,263,000
                                ==========     ========   =========   =========

Denominator:
  Denominator for basic earnings
    per share-weighted average
    shares                       4,810,883    4,740,063   4,810,883   4,740,063

Effect of dilutive securities:
  Employee stock options                 -       18,272          20      18,731
                                 ---------    ---------   ---------   ----------

Denominator for diluted earnings per
  share-adjusted weighted average
  shares and assumed conversions 4,810,883   4,758,335    4,810,903   4,758,794
                                 =========   =========    =========   =========

                      RAG SHOPS, INC. AND SUBSIDIARIES

                                Three Months Ended      Six Months Ended

                             February 26,February 27, February 26,February 27,
                                2000         1999        2000         1999
                                ----         ----        ----         ----
Basic earnings per share:
   Income before cumulative
    effect of change in
    accounting                $      .11  $        .05  $      .31  $        .27
   Cumulative effect of
    change in accounting               -             -         .04             -
                               ---------  ------------ ------------- -----------

   Net income                 $      .11  $        .05  $      .35  $        .27
                              =========== ============ ============ ============

Diluted earnings per share:
   Income before cumulative
     effect of change
     in accounting            $      .11  $       .05   $      .31  $        .27
   Cumulative effect of
     change in accounting              -            -          .04             -
                               ---------- ------------ ------------ ------------

   Net income                 $      .11  $       .05   $      .35  $        .27
                              =========== ============ ============ ============

Earnings per share calculations for the three and six months ended February 27, 1999 have been adjusted to give retroactive effect to the 5% stock dividend on the Company's common stock declared by the Company on June 28, 1999 which was paid on August 10, 1999 to stockholders of record on July 14, 1999.

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

                      RAG SHOPS, INC. AND SUBSIDIARIES

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                  Three Months Ended    Six Months Ended

                               February 26,February 27,February 26, February 27,
                                  2000         1999        2000        1999
                                  ----         ----        ----        ----
Net sales                           100.0%       100.0%      100.0%      100.0%
Cost of merchandise sold and
 occupancy costs                     63.8         63.5        62.9        63.0
                                    -----        -----       -----       -----

Gross profit                         36.2         36.5        37.1        37.0
Store expenses                       23.1         24.0        22.4        22.7
General and administrative expenses  10.0         10.9        10.1        10.3
                                    -----        -----       -----       -----

Income from operations                3.1          1.6         4.6         4.0
Income before cumulative effect of
  change in accounting                2.0          1.0         2.7         2.4
Cumulative effect of change in
  accounting                            -            -          .4           -
Net income                            2.0%         1.0%        3.1%        2.4%
                                     ====        =====        ====       =====

The Company's net sales increased by $1,431,000 and $2,922,000 for the three and six months ended February 26, 2000 representing an increase of 5.7% and 5.6%, respectively, over the comparable prior periods due to new store sales of $1,324,000 and $3,611,000, respectively, in addition to increases in comparable store sales of $732,000 or 3.1% and $657,000 or 1.3%, respectively, over the comparable prior periods, and closed store sales of $625,000 and $1,346,000 for the three and six month periods, respectively. The increase in comparable store sales was primarily attributable to strong December sales.

Gross profit as a percentage of net sales decreased by .3% for the three months ended February 26, 2000, from the comparable prior period primarily due to an increase in occupancy costs, principally attributable to the five new stores opened in the prior fiscal year, and promotional markdowns. These amounts were partially offset by an improvement in the initial markup of inventory purchases due to an increase in the mix of direct imports, which are more profitable than domestic purchases. Gross profit as a percentage of net sales increased by .1% for the six months ended February 26, 2000 from the comparable prior period due to an increase in the initial markup, offset by an increase in occupancy costs, as mentioned above.

Store expenses increased by $107,000 and $494,000 for the three and six months ended February 26, 2000, respectively, from the comparable prior period, due to an increase in payroll and payroll related expenses that were principally attributable to new stores opened net of closed stores in the prior fiscal year. As a percentage of net sales, store expenses decreased by .9% and .3% for the three and six months ended February 26, 2000, respectively, over the comparable prior period as these expenses were leveraged against the increase in net sales.

General and administrative expenses decreased by $92,000 and .9% as a percentage of net sales for the three months ended February 26, 2000, over the comparable prior period principally due to

                      RAG SHOPS, INC. AND SUBSIDIARIES

the reduction of costs in our distribution center operation. General and administrative expense increased $191,000 for the six months ended February 26,2000 primarily due to an increase in professional fees. As a percentage of net sales, general and administrative expenses decreased .2% from the comparable prior period as the Company was able to leverage these expenses against the increase in net sales.

Interest income, net increased by $21,000 for the three months ended February 26, 2000 from the comparable prior period due to an increase in cash provided by operating activities. Interest expense, net increased by $59,000 for the six months ended February 26, 2000 from the comparable prior period as a result of higher borrowings on the Company's line of credit in the first fiscal quarter, partially offset by the increase in interest income as previously mentioned. See "Liquidity and Capital Resources".

Net income increased by $264,000 for the three months ended February 26, 2000 as compared to the comparable prior period due to an increase in comparable stores sales and a decrease in general and administrative expenses, that was partially offset by an increase in store expenses. Net income increased $433,000 for the six months ended February 26, 2000 compared to the prior period as a result of increases in comparable stores sales, gross profit and the cumulative effect of change in accounting for merchandise inventories, that was partially offset by an increase in operating expenses.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the six months ended February 26, 2000 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $2,482,000 for the six months ended February 26, 2000 as compared to the August 28, 1999 amount primarily as a result of the Company retaining its net income for this period and the reduction in merchandise inventories net of the bank line of credit repayment.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (8.75% at February 26, 2000). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. The Company has satisfied its line of credit clean-up provision for year 2000 during the three months ended February 26, 2000. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $7,490,000 and $2,330,000 for the six months ended February 26, 2000 and

                      RAG SHOPS, INC. AND SUBSIDIARIES

February  27,  1999,   respectively.   The  Company   intends  to  maintain  the
availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the six months ended February 26, 2000 and February 27, 1999 amounted to $10,528,000 and $5,160,000, respectively, and $89,000 and $1,070,000, respectively, was used for purchases of property and equipment. During the six months ended February 26, 2000 the Company did not open any new stores, closed two existing stores and was operating sixty-seven stores at the end of the period. During the remainder of the fiscal year ending September 2, 2000 the Company anticipates no new store openings, closing two additional stores and resume opening new stores in the ensuing fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

The Company completed and implemented its contingency plan in early December of the current fiscal year in the event there were to be an interruption of key internal or external services. In particular the Company's plan establishes alternatives in the event of any disturbance in external telecommunications, electric power, financial or transportation networks. As of the date of this filing, the Company has not experienced any disturbances or interruption in its ability to transact business with its suppliers or customers as a result of the Year 2000 transition.

                      RAG SHOPS, INC. AND SUBSIDIARIES

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

                      RAG SHOPS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

 Item  4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders of the Company was held on January 27, 2000. Mr. Steven Barnett was elected a Class III Director by a vote of 4,575,134 shares in favor and 48,823 shares withheld, Mr. Evan Berenzweig was elected a Class III Director by a vote of 4,575,333 shares in favor and 48,624 shares withheld and Mr. Alan Mintz was also elected a Class III Director by a vote of 4,575,396 shares in favor and 48,561 shares withheld. The firm of Deloitte & Touche, LLP was ratified as auditors for the Company's fiscal year ending September 2, 2000 by a vote of 4,603,930 in favor, 16,103 against and 3,924 abstaining.

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

                             RAG SHOPS, INC.



Date:  March 30, 2000        /s/ Stanley Berenzweig

                             Stanley Berenzweig
                             Chairman Of The Board and
                             Principal Executive Officer

Date:  March 30, 2000        /s/ Steven B. Barnett

                             Steven B. Barnett
                             Principal Financial Officer and
                             Principal Accounting Officer