Form 10-Q
period 2000-05-27
RAG SHOPS INC
filed 2000-06-28
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended May 27, 2000

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

                        Yes    X                      No
                            -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                         OUTSTANDING AT JUNE 23, 2000
      Common stock, par value $.01                        4,819,883

                          RAG SHOPS, INC. AND SUBSIDIARIES

                                        INDEX

                                                                            Page

PART 1 - FINANCIAL INFORMATION

   Item 1.Financial Statements

     Condensed consolidated  balance sheets - May 27,
       2000 (unaudited),  May 29, 1999 (unaudited) and
       August 28, 1999                                                         3

     Condensed  consolidated  statements of income - three
       and nine months ended May 27, 2000 (unaudited) and
       May 29, 1999 (unaudited)                                                4

     Condensed consolidated statements of cash flows -
       nine months ended May 27, 2000 (unaudited) and
       May 29, 1999 (unaudited)                                                5

     Notes to condensed consolidated financial statements                    6-7

   Item 2.Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                8-10

PART II - OTHER INFORMATION

   Items 1. - 5.                                                              11

   Item 6.Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                    11


                          RAG SHOPS, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                             (All amounts in thousands)


                                              May 27,       May 29,     August 28,
                                               2000          1999          1999
                                               ----          ----          ----
                                            (Unaudited)   (Unaudited)    (Note A)


                  ASSETS

Current assets:
  Cash                                           $ 4,764      $    778       $   934
  Merchandise inventories                         23,270        27,262        30,563
  Prepaid expenses                                   608           405           536
  Other current assets                               163           103           225
  Deferred taxes                                     805           707           805
                                                 -------       -------       -------

  Total current assets                            29,610        29,255        33,063

Property and equipment, net                        3,690         4,731         4,490
Other assets                                         270           307           316
                                                 -------       -------       -------

                                                 $33,570       $34,293       $37,869
                                                  ======        ======        ======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable-bank                         $          -  $          -       $ 6,570
  Accounts payable-trade                           5,535         7,851         5,928
  Accrued expenses and other current
    liabilities                                    2,333         2,355         2,505
  Accrued salaries and wages                         798           657           605
  Income taxes payable                               686           503           157
                                                 -------       -------       -------

  Total current liabilities                        9,352        11,366        15,765

Stockholders' equity:
 Common Stock                                         48            45            48
 Additional paid-in capital                        6,285         6,039         6,268
 Unamortized restricted stock awards                 (56)            -          (207)
 Retained earnings                                18,005        16,843        16,059
 Treasury stock, at cost                             (64)            -           (64)
                                               ---------   -----------      --------

  Total stockholders' equity                      24,218        22,927        22,104
                                                  ------        ------        ------

                                                 $33,570       $34,293       $37,869
                                                  ======        ======        ======




 Note A: Derived from the August 28, 1999 audited balance sheet.

 See notes to the condensed consolidated financial statements.



                        RAG SHOPS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)

                    (All amounts in thousands, except share data)


                                      Three Months Ended         Nine Months Ended

                                     May 27,      May 29,       May 27,       May 29,
                                      2000          1999         2000          1999
                                      ----          ----         ----          ----
Net sales                               $22,730      $22,430       $77,408       $74,186
Cost of merchandise sold and
   occupancy costs                       14,677       14,861        49,058        47,448
                                         ------       ------        ------        ------

Gross profit                              8,053        7,569        28,350        26,738
                                         ------       ------        ------        ------

Store expenses                            5,125        5,179        17,379        16,939
General and administrative
  expenses                                2,581        2,534         8,096         7,858
                                         ------       ------        ------        ------

Total operating expenses                  7,706        7,713        25,475        24,797
                                         ------       ------        ------        ------

Income (loss) from operations               347         (144)        2,875         1,941
Interest income (expense), net               62           15           (10)            2
                                       --------     --------     ---------    ----------

Income (loss) before income taxes
 and cumulative effect of change in
 accounting                                 409         (129)        2,865         1,943
Income tax provision (benefit)              159          (51)        1,117           758
                                        -------    ----------      -------       -------
Income (loss) before cumulative effect
  of change in accounting                   250          (78)        1,748         1,185
Cumulative effect of change in
  accounting for merchandise
  inventories, net of income taxes            -            -           198             -
                                     ----------    ---------       -------   -----------

Net income (loss)                      $    250   $      (78)    $   1,946     $   1,185
                                        =======    ==========     ========      ========

EARNINGS (LOSS) PER COMMON
  SHARE:

Basic and diluted

Income (loss) before cumulative effect
  of change in accounting              $    .05   $     (.02)    $     .36     $     .25
Cumulative effect of change in
 accounting                                   -            -           .04             -
                                        -------    ---------      --------      --------

Net income (loss)                      $    .05   $     (.02)    $     .40     $     .25
                                        =======    ==========     ========      ========



 See notes to the condensed consolidated financial statements.



                        RAG SHOPS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               (All amounts in thousands)

                                                                 Nine Months Ended

                                                        May 27, 2000       May 29, 1999
                                                        ------------       ------------
Cash flows from operating activities:
 Net income                                                     $ 1,946            $ 1,185
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 1,020              1,035
    Loss on disposition of property and equipment                    14                 25
    Amortization of restricted stock awards                         169                  -
    Cumulative effect of accounting change                         (325)                 -
Changes in assets and liabilities:
  (Increase) decrease in:
    Merchandise inventories                                       7,618               (803)
    Prepaid expenses                                                (72)               127
    Other current assets                                             62                (26)
    Other assets                                                     46                 13
 Increase (decrease) in:
    Accounts payable-trade                                         (393)             1,296
    Accrued expenses and other current liabilities                 (141)               379
    Accrued salaries and wages                                      193                 39
    Income taxes payable                                            529                259
                                                                -------            -------

   Net cash provided by operating activities                     10,666              3,529
                                                                 ------             ------

Cash flows from investing activities:

   Payments for purchases of property and equipment                (266)            (1,464)
                                                                -------             ------

   Net cash used in investing activities                           (266)            (1,464)
                                                              ---------            -------

Cash flows from financing activities:

   Proceeds from issuance of note payable-bank                    5,805              6,645
   Repayments of note payable-bank                              (12,375)            (8,280)
   Repayments of long-term debt                                       -               (548)
                                                             ----------           --------

  Net cash used in financing activities                          (6,570)            (2,183)
                                                                 ------             ------

Net increase (decrease) in cash                                   3,830               (118)
Cash, beginning of period                                           934                896
                                                                -------            -------

Cash, end of period                                             $ 4,764           $    778
                                                                 ======            =======

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:

    Interest                                                   $    198          $      50
                                                                =======           ========
    Income taxes                                               $    684          $     372
                                                                =======           ========

 See notes to the condensed consolidated financial statements.
                                      Page 5 of 11

                            RAG SHOPS, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED MAY 27, 2000 AND MAY 29, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim period. Since the Company's business is seasonal, the operating results for the three and nine months ended May 27, 2000 are not necessarily indicative of results for the fiscal year.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended           Nine Months Ended

                                       May 27,       May 29,        May 27,       May 29,
                                        2000           1999          2000          1999
                                        ----           ----          ----          ----
Numerator:
  Income (loss) before cumulative
   effect of change in accounting     $   250,000    $   (78,000)   $1,748,000    $1,185,000
  Cumulative effect of change in
   accounting                                   -              -       198,000             -
                                      -----------    ------------   ----------    ----------

  Net income (loss)                   $   250,000    $   (78,000)   $1,946,000    $1,185,000
                                       ==========     ===========    =========     =========

Denominator:
  Denominator for basic earnings (loss)
    per share-weighted average shares   4,818,103      4,740,063     4,813,290     4,740,063

Effect of dilutive securities:
  Employee stock options                      140            339            60        11,725
                                      -----------    -----------    ----------    ----------

Denominator for diluted earnings (loss)
  per share-adjusted weighted average
  shares and assumed conversions        4,818,243      4,740,402     4,813,350     4,751,788
                                        =========      =========     =========     =========


                        RAG SHOPS, INC. AND SUBSIDIARIES

                                     Three Months Ended            Nine Months Ended

                                     May 27,       May 29,        May 27,        May 29,
                                      2000           1999          2000           1999
                                      ----           ----          ----           ----
Basic earnings (loss) per share:
   Income (loss) before cumulative
    effect of change in accounting  $          .05 $        (.02) $       .36  $       .25
   Cumulative effect of change in
     accounting                                  -             -          .04            -
                                      ------------  ------------   ----------   ----------

   Net income (loss)                $          .05 $        (.02) $       .40  $       .25
                                      ============  ============   ==========   ==========

Diluted earnings (loss) per share:
   Income (loss) before cumulative
     effect of change in accounting $          .05  $       (.02) $       .36  $       .25
   Cumulative effect of change in
     accounting                                  -             -          .04            -
                                      ------------  ------------   ----------   ----------

   Net income (loss)                $          .05  $       (.02) $       .40  $       .25
                                      ============  ============   ==========   ==========

Earnings (loss) per share calculations for the three and nine months ended May 29, 1999 have been adjusted to give retroactive effect to the 5% stock dividend on the Company's common stock declared by the Company on June 28, 1999 which was paid on August 10, 1999 to stockholders of record on July 14, 1999.

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

                                       Three Months Ended          Nine Months Ended

                                       May 27,       May 29,        May 27,       May 29,
                                        2000           1999          2000          1999
                                        ----           ----          ----          ----
Net sales                                  100.0%         100.0%        100.0%        100.0%
Cost of merchandise sold and
 occupancy costs                            64.6           66.3          63.4          64.0
                                           -----          -----         -----         -----

Gross profit                                35.4           33.7          36.6          36.0
Store expenses                              22.5           23.0          22.5          22.8
General and administrative expenses         11.4           11.3          10.4          10.6
                                           -----          -----         -----         -----

Income (loss) from operations                1.5            (.6)          3.7           2.6
Income (loss) before cumulative effect
  of change in accounting                    1.1            (.3)          2.2           1.6
Cumulative effect of change in
  accounting                                   -              -            .3             -
Net income (loss)                            1.1%           (.3)%         2.5%          1.6%
                                            ====           ====          ====          ====

The Company's net sales increased by $300,000 and $3,222,000 for the three and nine months ended May 27, 2000 representing an increase of 1.3% and 4.3%, respectively, over the comparable prior periods due to new store sales of $357,000 and $3,968,000, respectively, in addition to increases in comparable store sales of $528,000 or 2.4% and $1,185,000 or 1.7%, respectively, over the comparable prior periods, and closed store sales of $585,000 and $1,931,000 for the three and nine month periods, respectively.

Gross profit as a percentage of net sales increased by 1.7% for the three months ended May 27, 2000, from the comparable prior period primarily due to a decrease in promotional markdowns and secondarily a result of an improvement in the initial markup of inventory purchases due to an increase in the mix of direct imports, which are more profitable than domestic purchases. Gross profit as a percentage of net sales increased by .6% for the nine months ended May 27, 2000 from the comparable prior period primarily due to an increase in the initial markup, as mentioned above, and secondarily a result of a reduction in promotional markdowns that were partially offset by an increase in occupancy costs.

Store expenses decreased by $54,000 and increased by $440,000 for the three and nine months ended May 27, 2000, respectively, from the comparable prior periods. The increase for the nine months ended May 27, 2000 was principally due to an increase in payroll and payroll related expenses that were partially attributable to new stores opened net of closed stores in the prior fiscal year. As a percentage of net sales, store expenses decreased by .5% and .3% for the three and nine months ended May 27, 2000, respectively, over the comparable prior period as these expenses were leveraged against the increase in net sales.

General and administrative expenses increased marginally and as a percentage of net sales remained relatively unchanged for the three months ended May 27, 2000, over the comparable

                        RAG SHOPS, INC. AND SUBSIDIARIES

prior period. General and administrative expenses increased $238,000 for the nine months ended May 27, 2000 primarily due to an increase in payroll, payroll related expenses and professional fees that were partially offset by a reduction of costs in our distribution center operation. As a percentage of net sales, general and administrative expenses decreased .2% for the nine months ended May 27, 2000 from the comparable prior period as the Company was able to leverage these expenses against the increase in net sales.

Interest income, net increased by $47,000 for the three months ended May 27, 2000 from the comparable prior period due to an increase in cash provided by operating activities. Interest expense, net increased by $12,000 for the nine months ended May 27, 2000 from the comparable prior period as a result of higher borrowings on the Company's line of credit in the first fiscal quarter, partially offset by the increase in interest income as previously mentioned. See "Liquidity and Capital Resources".

Net income increased by $328,000 for the three months ended May 27, 2000 as compared to the comparable prior period due to increases in comparable stores sales and gross profit, in addition to a decrease in store expenses, that was partially offset by a marginal increase in general and administrative expenses. Net income increased $761,000 for the nine months ended May 27, 2000 compared to the prior period as a result of increases in comparable stores sales, gross profit and the cumulative effect of change in accounting for merchandise inventories, that was partially offset by an increase in operating expenses.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended May 27, 2000 and the comparable prior period, the Company relied on internally generated funds, short-term borrowings and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital has increased $2,960,000 for the nine months ended May 27, 2000 as compared to the August 28, 1999 amount primarily as a result of the Company retaining its net income for this period and a planned reduction in merchandise inventories net of the bank line of credit repayment.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (9.50% at May 27, 2000). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $7,490,000 and $2,330,000 for the nine months ended May 27, 2000 and May 29, 1999, respectively. The Company intends to

                        RAG SHOPS, INC. AND SUBSIDIARIES

maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the nine months ended May 27, 2000 and May 29, 1999 amounted to $10,666,000 and $3,529,000, respectively, and $266,000 and $1,464,000, respectively, was used for purchases of property and equipment. During the nine months ended May 27, 2000 the Company did not open any new stores, closed three existing stores and was operating sixty-six stores at the end of the period. During the remainder of the fiscal year ending September 2, 2000 the Company anticipates no new store openings, closing one additional store and resume opening new stores in the ensuing fiscal year. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, have approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

Impact of the Year 2000

As of the date of this filing the Company has not experienced any disturbances or interruption in its ability to transact business with its suppliers or customers as a result of the year 2000 transition. The Company, however, continues to monitor its systems, suppliers, and customers for any unanticipated issues that have yet to surface.

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

 Items 1. - 5.   Not Applicable

 Item  6.        Exhibits and Reports on Form 8-K

  (a) Exhibits - None

  (b) During the three months ended May 27, 2000, a Report on Form 8-K dated April 18, 2000 was filed on April 21, 2000 reporting an Item 4 Changes in Registrant's Certifying Accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RAG SHOPS, INC.



Date:   June 26, 2000         /s/ Stanley Berenzweig

                             Stanley Berenzweig
                             Chairman Of The Board and
                             Principal Executive Officer

Date:   June 26, 2000        /s/ Steven B. Barnett

                             Steven B. Barnett
                             Principal Financial Officer and
                             Principal Accounting Officer