Form 10-K
period 2000-09-02
RAG SHOPS INC
filed 2000-12-04
CIK 874385

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 2, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K. Yes X   No ___

         As of October 31, 2000, there were outstanding 4,801,583 shares of Common Stock. Based on the price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $4,243,251.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 2000 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

         Certain exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, as listed in response to Item 14(a)(3).

         [The remainder of this page is intentionally blank.]

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Rag Shops, Inc., a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey corporation having the same name which was incorporated in September 1984, as a holding company for numerous subsidiaries that have operated retail stores since 1963. As of September 2, 2000 Rag Shops, Inc. operated 65 specialty retail stores that sell competitively priced craft and fabric merchandise. The Company caters to value conscious consumers who create decorative accessories and sew. The Company believes that its wide selection of currently popular merchandise, value-oriented pricing policy and commitments to both customer service and advertising are principal factors contributing to its profitability. The Company's stores are destination-oriented and also attract shoppers from other stores located in the same shopping center.

         As of September 2, 2000, the Company operated 34 retail stores in New Jersey, 19 in Florida, six in Pennsylvania, four in New York and two in Connecticut. The Company anticipates opening five stores and closing three stores during its fiscal year ending September 1, 2001. The Company's expansion strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. The following table sets forth information with respect to store openings and closings since fiscal 1996:

                                                                             FISCAL YEARS

                                                    2000            1999           1998           1997           1996
                                                    ----            ----           ----           ----           ----

Stores open at beginning of period                    69              66             66             67             69
Stores opened during period                            0               5              2              4              1
Stores closed during period                            4               2              2              5              3
Stores open at end of period                          65              69             66             66             67

PRODUCTS

         The Company's stores offer a diverse and extensive assortment of value-priced crafts, fabrics and related items to creative craft and sewing consumers.

         Each of the Company's stores offers craft, fabric and related products. Craft items include silk flowers, wicker, picture frames, wood products, stitchery, yarn, wearable art, art supplies and craft supplies. Fabric items available at the Company's stores include apparel and home decorative fabrics, trimmings, patterns and sewing notions. As of September 2, 2000, fifty-nine stores offer custom picture framing. The Company also sells a wide variety of seasonal merchandise with special emphasis on the Easter, Back-to-School, Halloween and Christmas seasons.

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

         Craft or sewing classes are offered monthly at a select number of each of the Company's stores to further promote both specific products and store business. During each class, participants complete a project using materials purchased from the store at which the class is offered.

         Merchandise at the Company's stores is displayed on conveniently arranged fabric tables and fixtures to facilitate customer access. The general layout of merchandise, adjusted seasonally and as otherwise necessary to adapt to marketing conditions, is planned by the Company's management to give prominence to the types of merchandise currently in demand.

         Approximately five percent of the Company's net sales are expended on a 52-week per year advertising program. In September 1996, the Company commenced utilizing freestanding newspaper inserts, alternating with newspaper print advertisements. These newspaper inserts are also displayed at the front of each store and describe a calendar of promotions emphasizing special sale items, seasonal products and other currently popular merchandise. Approximately 3 million people receive the freestanding newspaper inserts.

         For the Back-to-School season and holiday seasons of Easter, Halloween and Christmas, the Company utilizes a fully developed merchandising program including special inventory, layout, instructional ideas and promotions with highly focused displays. During these peak seasons approximately 25% of store selling space is devoted to seasonal merchandise.

SEASONALITY

         The Company's business is seasonal, which the Company believes is typical of the retail craft and fabric industry. The Company's highest sales and earnings levels historically occur between September and December. Generally, the Company has historically operated at a loss during its fourth fiscal quarter, the June through August summer period. The Company's results of operations depend significantly upon the sales generated from September through December and any material decrease in sales for such period could have a material adverse effect upon the Company's profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

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

         Stores are generally open from 10:00 A.M. to 9:00 P.M. Monday through Saturday and 11:00 A.M. to 6:00 P.M. on Sunday, with extended hours during the Christmas season. All stores are operating with point-of-sale cash register systems. Approximately 61% of receipts at the Company's stores are in the form of cash or check, with the balance paid for with MasterCard, Visa, Discover or American Express charge cards. The average sale per customer transaction is approximately $13.00.

EXPANSION STRATEGY

         While management does not believe there are significant geographic constraints on the locations of future stores, the Company's strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. When deciding whether to open a new store, the principal factors the Company typically evaluates are the amount of consumer traffic generated by the market area, the demographic composition of the customer base in the market area, store position in the shopping center, rent structure, available media, advertising expense, and other costs associated with opening the store. Historically, new stores tend to become profitable after six to twenty-four months.

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

EMPLOYEES

         As of September 2, 2000, the Company has approximately 1,200 employees, consisting of approximately 390 full time and 810 part time employees. Full time personnel consist of approximately 220 salaried and 170 hourly employees. All part time personnel are hourly employees. During seasonal peak periods, the Company hires temporary personnel. Approximately 39 employees in the Company's distribution center are covered by a collective bargaining agreement with Local 161 of the Union of Needletrades, Industrial and Textile Employees, AFL-CIO. This agreement expires in March 2002. The Company considers its relationships with its employees to be good.

TRADEMARKS

         The Company's trademark "THE RAG SHOP" was registered in the United States Patent Office on September 9, 1969 and thereafter renewed. This registration is renewable indefinitely so long as the mark is used by the Company.

ITEM 2. PROPERTIES

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

         The Company's 85,000 square foot distribution center is located in Paterson, New Jersey. The Company believes that its distribution center is adequate for its needs through the expiration of the current term of the lease in July 2002. The Company expects to lease approximately 50,000 square feet of additional warehouse space for twelve months of the year 2001, as compared to eight months for the year 2000, to accommodate seasonal merchandise and expedite distribution of merchandise to stores.

         The Company's stores, all of which are located in leased facilities, range in size from approximately 6,200 square feet to 17,700 square feet. The average size of the Company's stores is approximately 10,300 square feet with approximately 90% of the area of each store representing selling space. The Company seeks to open new stores in the range of approximately 15,000 to 20,000 square feet. However, the Company often maintains options to expand store size and will exercise those options or otherwise enlarge particular stores as circumstances warrant. The following table sets forth the number of store leases due to expire, including options to renew, during the year indicated.

                                LEASE EXPIRATIONS

  YEAR                 NUMBER                 YEAR            NUMBER
  -----             ----------             --------          -------

  2001                    1                    2016               4
  2003                    2                    2017               9
  2004                    2                    2018               6
  2005                    2                    2019               8
  2006                    2                    2020               4
  2008                    3                    2021               2
  2010                    0                    2023               2
  2011                    4                    2024               2
  2012                    2                    2026               1
  2013                    5                    2027               2
  2014                    2

         Sixty-two of the above stores are located in strip shopping centers, and the remaining three are free-standing buildings. The stores generally are located in close proximity to population centers and other retail operations and are usually on a major highway or thoroughfare, making them easily accessible by automobile. All of the stores provide free parking.

         The leases for the Company's stores are generally for a term of five years, usually with four options to renew for five years each. Under most leases, the Company is required to pay, in addition to fixed minimum rental payments, additional rent based on charges for real estate taxes, common area maintenance fees, utility charges and insurance premiums. Certain leases provide for contingent rentals based on a percentage of sales.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceedings that is expected to have a material adverse effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 2, 2000.

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

                                                                                HIGH                     LOW
  FISCAL YEAR ENDED SEPTEMBER 2, 2000

  First Quarter                                                               $ 2.438                  $1.625
  Second Quarter                                                                2.250                   1.813
  Third Quarter                                                                 2.344                   1.813
  Fourth Quarter                                                                3.094                   2.156

  FISCAL YEAR ENDED AUGUST 28, 1999

  First Quarter                                                               $ 2.875                 $2.3125
  Second Quarter                                                                2.875                    2.25
  Third Quarter                                                                  2.50                  1.9375
  Fourth Quarter                                                               2.5625                    2.00

         On October 31, 2000, the closing price of the Common Stock was $2.0625.

         The approximate number of stockholders of record of the Common Stock at October 31, 2000 was 421. The number of beneficial owners whose shares are held by banks, brokers and other nominees exceeds 950.

         On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. The Company has not paid any cash dividends. The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends on the Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider. In addition, pursuant to the Company's bank line of credit, the Company is prohibited from declaring dividends in any year in excess of its earnings for such year or which would otherwise result in a violation of the Company's covenant to maintain a tangible net worth (as defined in the line of credit commitment letter) of $9,000,000. The Company's tangible net worth for the period ended September 2, 2000 was $23,669,916.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                FISCAL YEAR ENDED (1)
                                              SEPTEMBER 2,        AUGUST 28,       AUGUST 29,       AUGUST 30,       AUGUST 31,
                                                 2000               1999             1998             1997              1996
                                                 ----               ----             ----             ----              ----

                                                            (IN THOUSANDS, EXCEPT COMMON STOCK DATA AND STATISTICS)
OPERATIONS

Net sales                                      $ 100,208        $ 94,781         $ 90,566         $ 86,528            $ 83,767
Gross profit                                      36,543          33,915           32,772           31,044              30,440
Store expenses and general
   and administrative expenses                    34,582          33,163           31,167           30,578              29,500
Interest income (expense), net                        31            ( 83)             (61)            (115)               (161)
Income before income taxes and
    cumulative effect of change in
    accounting principle                           1,991             668            1,544              351                 779
Income before cumulative effect of
    change in accounting principle                 1,198             402              942              207                 520
Cumulative effect of change in
    accounting principle, net of tax                 198               0                0                0                   0
Net income                                       $ 1,396           $ 402            $ 942            $ 207               $ 520

COMMON STOCK DATA (2)

Basic and diluted earnings per share:
Income before cumulative effect of
    change in accounting principle                 $ .25           $ .08           $ .20             $ .04               $ .11
Cumulative effect of change in
    accounting principle                             .04               0               0                 0                   0
                                                   -----           -----           -----             -----               -----
Net income                                         $ .29           $ .08           $ .20             $ .04               $ .11

Book value per share                              $ 4.93          $ 4.59          $ 4.59            $ 4.39              $ 4.34
Weighted average shares and
   equivalents outstanding:
   Basic                                       4,813,476       4,744,408       4,740,063         4,740,063           4,740,063
   Diluted                                     4,813,871       4,754,996       4,788,196         4,764,977           4,740,672

FINANCIAL POSITION

Working capital                                 $ 19,640        $ 17,298         $ 17,095         $ 16,256            $ 16,985
Total assets                                      34,580          37,869           33,318           32,264              33,555
Short-term debt                                        0           6,570            2,194            3,119               1,762
Long-term debt                                         0               0                0              554               1,231
Stockholders' equity                            $ 23,670        $ 22,104         $ 21,742         $ 20,800            $ 20,593


                                                                          FISCAL YEAR ENDED
(1)

                                            SEPTEMBER 2,       AUGUST 28,       AUGUST 29,      AUGUST 30,       AUGUST 31,
                                                2000              1999             1998            1997             1996
                                                ----              ----             ----            ----             ----

                                                        (IN THOUSANDS EXCEPT COMMON STOCK DATA AND STATISTICS)
STATISTICS

Net sales increase (decrease)                     5.7%             4.7%            4.7%             3.3%          (2.7%)
Comparable store net
sales increases (decreases) (3)                   4.2%             0.2%            3.2%             3.8%          (4.9%)
Return on net sales,
after income taxes                                1.4%             0.4%            1.0%             0.2%            0.6%
Return on average
stockholders' equity                              6.1%             1.8%            4.4%             1.0%            2.6%
Average net sales per
gross square foot (4)                             $147            $ 141           $ 143            $ 139           $ 135
Average net sales per
store (000's) (4)                               $1,490          $ 1,399         $ 1,374          $ 1,296         $ 1,214
Stores open at end of
period                                              65               69              66               66              67

(1) Fiscal 2000 is a 53-week fiscal year. All other years shown are 52-week fiscal years.

(2) On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock, which was paid on August 10, 1999 to stockholders of record on July 14, 1999. Share and per share data presented for all periods has been adjusted to give retroactive effect to the dividend.

(2) Comparable store sales increases for a fiscal year include stores commencing with their thirteenth consecutive entire fiscal month.

(4) For purposes of calculating these amounts, the number of stores and the amount of gross square footage have been adjusted to reflect the number of months during the period that new stores were open. These amounts have not been adjusted to reflect the seasonal nature of the Company's net sales or the resulting impact of opening stores in different periods during the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth as a percentage of net sales, certain items appearing in the Company's Consolidated Income Statements for the indicated years.

                                                                        YEAR ENDED
                                               ----------------------------------------------------------
                                                        2000               1999               1998
                                                        ----               ----               ----
Net sales                                               100.0%            100.0%             100.0%
Cost of merchandise sold
  and occupancy costs                                    63.5              64.2               63.8
                                                       -------           ------              ------
Gross profit                                             36.5              35.8               36.2
Store expenses                                           23.4              24.0               23.4
General and administrative expenses                      11.1              11.0               11.0
                                                      -------             ------             ------
Income from operations                                    2.0%              0.8%               1.8%


Net income                                                1.4%              0.4%               1.0%

         The Company's net sales increased in fiscal 2000 by $5,427,000 or 5.7%. Sales from comparable stores opened at least one year increased $3,811,000 or 4.2%. Sales in fiscal 2000 included a 53rd fiscal week, which amounted to $1,529,000 or an increase of 1.6% of the sales increase over fiscal 1999. Management believes that refinements to the presentation of its bi-weekly newspaper insert in addition to an enhanced selection of promotional items in the fourth quarter of fiscal 2000 were significant factors in the improvement of comparable store sales. The Company's net sales increased in fiscal 1999 by $4,215,000 or 4.7% due to increases in comparable store sales of $205,000 or 0.2% in addition to new store sales of $6,377,000 net of the impact of closed stores. Management believes that a planned inventory build up, initiated in the third fiscal quarter of 1999 and facilitated by the implementation of our new automated store ordering system, were the principal factors for an increase in comparable store sales of 3.0% in the second half of fiscal 1999 as compared to a decrease in comparable store sales of 1.9% in the first half of fiscal 1999.

         Gross profit improved by $2,628,000 and 0.7% as a percentage of net sales in fiscal 2000 as compared to fiscal 1999. The percentage increase was primarily due to favorable inventory shrinkage results and an improvement in the initial mark-up on seasonal import merchandise. Gross profit percentage decreased by 0.4% in 1999 as compared to 1998 primarily as a result of an increase in occupancy costs.

         Store expenses increased by $766,000 or 3.4%, and as a percentage of sales declined by 0.6% in fiscal 2000 as compared to 1999. The increase in fiscal 2000 store expenses was primarily due to an increase in payroll and payroll related expenses, an extra week of expenses to support the 53rd fiscal week of sales and an increase in credit card processing costs, resulting from an increase in credit card tenders. The increase in fiscal 2000 store expenses was partially offset by reduced advertising expenses. The decrease in store expenses as a percentage of net sales was principally due to the ability of the Company to leverage expenses against the increase in net sales. Store expenses increased by $1,497,000 or 7.1%, and as a percentage of net sales increased by 0.6%, in fiscal 1999 as compared to fiscal 1998 principally due to an increase in payroll and payroll related expenses that was primarily due to new store openings net of store closings.

         General and administrative expenses increased by $653,000 or 6.2% in fiscal 2000 as compared to fiscal 1999. The increase in general and administrative expenses in fiscal 2000 is primarily due to an extra fiscal week of operating expenses, an increase in payroll, due to higher bonuses earned by non-officers and an increase in the amortization of restricted stock awards, and increases in health insurance costs and professional fees. In fiscal 1999, general and administrative expenses increased by $499,000 or 5.0% as compared to fiscal 1998. The increase was primarily due to an increase in payroll and payroll related expenses. As a percentage of net sales, general and administrative expenses remained relatively constant in fiscal 2000, 1999 and 1998 as the Company was able to leverage these expenses against increases in net sales.

          Interest income, net increased in fiscal 2000 as compared to fiscal 1999 due to an increase in cash provided by operating activities and a decrease in cash used for the purchase of property and equipment. These factors enabled the Company to repay all borrowings under the Company's line of credit and remain free of bank debt commencing in January 2000. Interest expense, net, increased in fiscal 1999 as compared to fiscal 1998 as a result of higher borrowings on the Company's line of credit to finance the planned inventory build up. This increase was net of a decrease in interest on the Company's term loan which was paid in April 1999. See "Liquidity and Capital Resources."

         The effective tax rate for 2000 was 39.7% as compared to 39.9% in 1999. The decrease is primarily due to a lower effective state and local income tax rate. The effective tax rate for 1999 was 39.9% as compared to 39.0% in 1998. The increase is primarily due to a higher effective state and local income tax rate.

         Net income increased by $995,000 for fiscal 2000 as compared to fiscal 1999 due to the increase in net sales and gross profit and a change in accounting for merchandise inventories that was partially offset by an increase in operating expenses. Net income decreased by $540,000 for fiscal 1999 as compared to fiscal 1998 due to the increase in operating expenses, which was partially offset by the increase in sales and the related increase in gross profit.

SEASONALITY

         The Company's business is seasonal, which the Company believes is typical of the retail craft and fabric industry. The Company's highest sales and earnings levels historically occur between September and December. This period includes the Back-to-School, Halloween and Christmas seasons. The Company has historically operated at a loss during its fourth quarter, the June through August summer period. See "Business - Seasonality."

         Year to year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including the timing and duration of holiday selling seasons and the timing of new store openings and promotional markdowns.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. In fiscal 2000 and fiscal 1999, the Company relied on short-term borrowings, internally generated funds and trade credit made available by suppliers to finance inventories and new store openings. At September 2, 2000, nearly all of the Companies financing was provided through internally generated funds and trade credit.

         The Company's working capital has increased $2,342,000 in fiscal 2000 as compared to fiscal 1999 primarily as a result of a reduction in owned inventory and the Company retaining its net income.

         The Company maintains a credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. The line of credit was increased from $8,000,000 to $10,000,000 on August 31, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (9.50% at September 2, 2000). The Company's term loan, initiated during the fiscal year ended August 31, 1996 to finance its new point-of-sale systems, was paid in April 1999. The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of September 2, 2000, the Company was in compliance with such covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $7,490,000, $7,010,000 and $2,785,000 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. As of September 2, 2000 and August 28, 1999, $0 and $6,570,000, respectively, was outstanding under the line of credit for direct borrowings. The Company intends to maintain the availability of the line of credit for working capital requirements and in order to be able to take advantage of future opportunities. The Company's point-of-sale and automated store ordering and receiving systems were completely installed in all stores as of July 1997 and March 1999, respectively, and are fully operational.

         The Company purchases merchandise directly from manufacturers in the Far East. These purchases are payable in United States dollars and are either by direct payment or supported by letters of credit. The results of operations of the Company have not been significantly affected by foreign currency fluctuation. At September 2, 2000, the Company had outstanding letters of credit in the amount of $102,413.

         During 2000,  1999 and 1998, the Company had net cash provided by (used
in)  operating   activities  of   $7,537,000,   $(2,707,000)   and   $2,443,000,
respectively, and used $591,000, $1,579,000 and $835,000, respectively for purchases of property and equipment. Cash provided by operating activities increased in fiscal 2000 primarily as a result of a decrease in merchandise inventories, an increase in trade payables and the Company's ability to retain its net income for the period. In fiscal 2001, the Company expects to open five new stores and close three existing stores. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses have historically approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores.

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

RECENT ACCOUNTING STANDARDS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that Management evaluates carefully to minimize earnings volatility. At September 2, 2000, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company's foreign currency exposure is not material and the Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. As discussed in Note 3 of the Notes to Consolidated Financial Statements, loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (9.50% at September 2, 2000).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See Item 14(a) 1 in Part IV.

ITEM 9. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

         On  April  18,  2000 the  Company  dismissed  Deloitte  &  Touche,  LLP
("Deloitte & Touche") as the Company's independent auditor. The decision to change independent auditors was unanimously recommended by the Audit Committee and unanimously approved by the Board of Directors of the Company.

         Deloitte & Touche's report on the Company's financial statements over the last two years were unqualified and there were no disagreements existing between the Company and Deloitte & Touche with respect to any matter of accounting principles, practices, financial statement disclosure or auditing scope or procedure.

         On April 18, 2000, in order to replace Deloitte & Touche the Company engaged Grant Thornton LLP ("Grant Thornton") as the Company's independent auditor and principal accountant to audit the Company's financial statements. The Company had not previously consulted Grant Thornton regarding either the application of accounting principles or any other reportable matter

ITEM 9A.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required for this item is incorporated by reference to the Company's 2000 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 2, 2000.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required for this item is incorporated by reference to the Company's 2000 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 2, 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required for this item is incorporated by reference to the Company's 2000 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 2, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required for this item is incorporated by reference to the Company's 2000 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 2, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)    FINANCIAL STATEMENTS                                             PAGE
          ---------------------                                            ----
          Report of Independent Certified Public Accountants               F-1

          Independent Auditors Reports                                     F-2

          Consolidated Balance Sheets as of September 2, 2000 and
          August 28, 1999                                                  F-3

          Consolidated Statements of Income for the
          years ended September 2, 2000, August 28, 1999 and
          August 29, 1998                                                  F-4

          Consolidated Statements of Stockholders'
          Equity for the years ended September 2, 2000, August 28, 1999
          and  August 29, 1998                                             F-5

          Consolidated Statements of Cash Flows for the years ended September 2, 2000, August 28, 1999 and August
          29, 1998 F-6

          Notes to Consolidated Financial Statements                       F-7

   (b)    EXHIBITS

          3.1*     Certificate of Incorporation of the Company
          3.2*     By-Laws of the Company
          10.1*    Promissory Note (Revolving) with Valley National Bank
          10.2*    1991 Stock Option Plan
          10.3*    Lease between Momar Realty Co. and the Company,
                   dated as of March 1, 1991
          10.4**   1999 Incentive Stock Award Plan
          10.5**   Change in Registrants Certifying Accountant
          21.1     List of subsidiaries of the Company                     F-16
          23.1     Consent of Grant Thornton LLP
          23.2     Consent of Deloitte & Touche LLP
          24.1     Power of Attorney to sign Form 10-K (set forth on
                   page 20)
          27       Financial Data Schedule (Filed electronically with
                   SEC only)

   (c)    FINANCIAL STATEMENT SCHEDULES

          None

   (d) The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

        * Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.
       ** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Hawthorne, New Jersey, on December 1, 2000.

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

   SIGNATURE                  TITLE(S)                        DATE

   /S/ STEVEN BARNETT
   ----------------------
    Steven Barnett            Executive Vice President and    December 1, 2000
                              Director

   /S/ EVAN BERENZWEIG        Director                        December 1, 2000
   ----------------------
    Evan Berenzweig

   /S/ STANLEY BERENZWEIG     Principal Executive             December 1, 2000
   ----------------------
    Stanley Berenzweig        Officer and Director

   /S/ FRED J. DAMIANO        Director                        December 1, 2000
   ----------------------
    Fred J. Damiano

   /S/ JUDITH LOMBARDO        Director                        December  1, 2000
   ----------------------
    Judith Lombardo

   /S/ ALAN C. MINTZ          Director                        December 1, 2000
   ----------------------
    Alan C. Mintz

   /S/ STEPHEN PROVENZANO
   ----------------------
   Stephen Provenzano         Vice President and Chief        December 1, 2000
                              Financial Officer

                                                     RAG SHOPS, INC.

                                                    INDEX TO EXHIBITS


  Exhibit                                                         Sequentially
  NUMBER  DESCRIPTION OF EXHIBITS                                NUMBERED PAGES

  3.1     Certificate of Incorporation of the Company                     *

  3.2     By-Laws of the Company                                          *

  10.1    Promissory Note (Revolving) with Commercial Lending             *
          Institution

  10.2    1991 Stock Option Plan                                          *

  10.3    Lease between Momar Realty Co. and the Company, dated as of     *
          March 1, 1991

  10.4    1999 Incentive Stock Award Plan                                **

  10.5    Change in Registrants Certifying Accountant                    **

  21.1    List of subsidiaries of the Company                           F-16

  23.1    Consent of Grant Thornton LLP

  23.2    Consent of  Deloitte & Touche

  24.1    Power of Attorney to sign Form 10-K
           (set forth on page 20)

  27       Financial Data Schedule
           (Filed electronically with SEC only)



--------------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.

 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders

Rag Shops, Inc.
Hawthorne, New Jersey

We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and its subsidiaries as of September 2, 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rag Shops, Inc. and subsidiaries as of September 2, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its method of calculating inventory for the year ended September 2, 2000.

Grant Thornton  LLP

Edison, New Jersey
November 8, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders

Rag Shops, Inc.
Hawthorne, New Jersey

We have audited the accompanying consolidated balance sheet of Rag Shops, Inc. and its subsidiaries as of August 28, 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended August 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rag Shops, Inc. and subsidiaries as of August 28, 1999, and the results of their operations and their cash flows for each of the two years in the period ended August 28, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Parsippany, New Jersey
November 11, 1999

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                    September 2,          August 28,
ASSETS                                                                                  2000                 1999
------                                                                                  ----                 ----
CURRENT ASSETS:
     Cash                                                                          $   1,310,604        $    934,073
     Merchandise inventories                                                          27,805,318          30,563,118
     Prepaid expenses                                                                    483,314             536,754
     Other current assets                                                                 98,938             224,759
     Deferred income taxes                                                               852,046             804,746
                                                                                    ------------         -----------

                 Total current assets                                                 30,550,220          33,063,450

PROPERTY AND EQUIPMENT, NET                                                            3,613,215           4,489,952
DEFERRED INCOME TAXES                                                                    349,802             210,012
OTHER ASSETS                                                                              66,707             105,600
                                                                                     -----------         -----------

TOTAL ASSETS                                                                         $34,579,944         $37,869,014
                                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable - bank                                                                     $ 0         $ 6,570,000
     Accounts payable - trade                                                          7,762,720           5,928,568
     Accrued expenses and other current
     liabilities                                                                       2,011,823           2,505,028
     Accrued salaries and wages                                                          893,123             604,769
     Income taxes payable                                                                242,362             156,912
                                                                                     -----------         -----------

                 Total current liabilities                                            10,910,028          15,765,277

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
         2,000,000 shares authorized;
         no shares issued or outstanding                                                       0                   0
     Common stock, $.01 par value,
         13,000,000 shares authorized;
         4,828,463 shares and 4,837,763
         shares issued at September 2, 2000
         and August 28, 1999, respectively                                                48,285              48,378
     Additional paid-in capital                                                        6,242,293           6,267,827
     Unamortized restricted stock awards                                                 (12,100)           (207,488)
     Retained earnings                                                                17,455,512          16,059,094
     Treasury stock, at cost, 26,880 shares                                              (64,074)            (64,074)
                                                                                     ------------        ------------

Total stockholders' equity                                                            23,669,916          22,103,737
                                                                                     ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $34,579,944         $37,869,014
                                                                                     ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                               Fiscal Year Ended
                                                                               -----------------
                                                              September 2,         August 28,           August 29,
                                                                  2000                1999                 1998
                                                                  ----                ----                 ----


NET SALES                                                    $100,207,583          $94,780,965          $90,565,996

COST OF MERCHANDISE SOLD AND
     OCCUPANCY COSTS                                           63,665,075           60,866,108           57,793,619
                                                               ----------           ----------           ----------

Gross profit                                                   36,542,508           33,914,857           32,772,377
                                                               ----------           ----------           ----------

OPERATING EXPENSES:
     Store expenses                                            23,463,230           22,697,097           21,199,678
     General and administrative

      expenses                                                 11,118,918           10,466,253            9,967,252
                                                               ----------           ----------           ----------

Total operating expenses                                       34,582,148           33,163,350           31,166,930
                                                               ----------           ----------           ----------

INCOME FROM OPERATIONS                                          1,960,360              751,507            1,605,447

INTEREST (INCOME) EXPENSE, Net                                    (30,562)              83,184               61,430
                                                               ----------           ----------           ----------

INCOME BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFEECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                  1,990,922              668,323            1,544,017

PROVISION FOR INCOME TAXES                                        793,000              266,700              602,500
                                                             ------------           ----------           ----------

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                  1,197,922              401,623              941,517

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF INCOME
TAX EFFECT OF $127,000                                            198,496                    0                    0
                                                             ------------           ----------            ---------


NET INCOME                                                  $   1,396,418          $   401,623           $  941,517
                                                             ============           ==========            =========

BASIC AND DILUTED EARNINGS PER
COMMON SHARE:

    INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                   $.25                 $.08                 $.20

    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                             $.04                 $.00                 $.00
                                                             ------------           ----------            ---------

     NET INCOME                                                      $.29                 $.08                 $.20
                                                             ============           ==========            =========

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR YEARS ENDED AUGUST 29, 1998, AUGUST 28, 1999 AND SEPTEMEBER 2, 2000


                                                          Additional    Unamortized
                                      Common Stock         Paid-In       Restricted       Retained        Treasury
                                   Shares       Dollars    Capital      Stock Awards      Earnings          Stock          Total
                                 ----------    --------   ----------    ------------      ---------       ---------      ---------

BALANCE, AUGUST 30, 1997         4,514,400     $45,144    $6,039,162              $0     $14,715,954             $0    $20,800,260

Net income                               0           0             0               0         941,517              0        941,517
                                 ----------    --------   ----------    ------------     -----------       ---------    ----------


BALANCE, AUGUST 29, 1998         4,514,400      45,144     6,039,162               0      15,657,471              0     21,741,777

Acquisition of treasury stock            0           0             0               0               0        (64,074)       (64,074)

Issuance of restricted stock        97,700         977       231,061        (232,038)              0              0              0
awards

Stock dividend                     225,663       2,257        (2,396)              0               0              0           (139)

Amortization of restricted               0           0             0          24,550               0              0         24,550
stock awards

Net income                               0           0             0               0         401,623              0        401,623
                                 ----------    --------    ----------    ------------     -----------       --------    ----------

BALANCE, AUGUST 28, 1999         4,837,763      48,378     6,267,827        (207,488)     16,059,094        (64,074)    22,103,737

Issuance of restricted stock         9,000          90        17,352         (17,442)              0              0              0
awards

Amortization of restricted               0           0             0         169,761               0              0        169,761
stock awards

Forfeiture of restricted           (18,300)       (183)      (42,886)         43,069               0              0              0
stock awards

Net income                               0           0             0               0       1,396,418              0      1,396,418
                                 ----------    --------    ----------    ------------     -----------       --------    ----------


BALANCE, SEPTEMBER  2, 2000      4,828,463     $48,285    $6,242,293        $(12,100)    $17,455,512       $(64,074)   $23,669,916
                                 ==========    ========   ===========    ============    ============      =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                             RAG SHOPS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Year Ended
                                                                                     -----------------
                                                                        September 2,          August 28,          August 29,
                                                                           2000                 1999                1998
                                                                           ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $1,396,418            $401,623          $  941,517
Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
      Depreciation and amortization                                       1,414,572           1,371,111           1,366,589
      Deferred income taxes                                                (187,090)            (98,400)            (73,200)
      Loss on disposition of property and equipment                          52,399              44,084              24,764
      Amortization of restricted stock awards                               169,761              24,550                   0
        Cumulative effect of change in accounting principle                (325,000)                  0                   0
Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                              3,082,800          (4,104,490)         (1,335,591)
     Prepaid expenses                                                        53,440              (5,219)           (232,712)
     Other current assets                                                   125,821            (147,284)            164,822
     Other assets                                                            38,893               5,078             (45,924)
Increase (decrease) in:
     Accounts payable - trade                                             1,834,152            (626,931)          1,474,953
     Accrued expenses                                                      (493,205)            528,754             108,129
     Accrued salaries and wages                                             288,354             (13,343)           (193,916)
     Income taxes payable                                                    85,450             (86,909)            243,821
                                                                          ---------         -----------           ----------

Net cash provided by (used in) operating activities                       7,536,765          (2,707,376)           2,443,252
                                                                          ---------         -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                               400               1,300               3,350
     Payments for purchases of property and equipment                      (590,634)         (1,578,888)           (834,671)
                                                                          ---------         -----------            ---------

Net cash (used in) investing activities                                    (590,234)         (1,577,588)           (831,321)
                                                                           ---------         -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of note payable - bank                        5,805,000          20,160,000          12,810,000


     Repayments of note payable - bank                                  (12,375,000)        (15,225,000)        (13,610,000)
     Repayments of long-term debt                                                 0            (547,873)           (679,476)
     Acquisition of treasury stock                                                0             (64,074)                  0
     Payment in lieu of stock dividend for fractional shares                      0                (139)                  0
                                                                       ------------          -----------         ----------

     Net cash provided by (used in) financing activities                 (6,570,000)          4,322,914          (1,479,476)
                                                                       ------------         -----------          ----------

NET INCREASE IN CASH                                                        376,531              37,950             132,455

CASH, BEGINNING OF YEAR                                                     934,073             896,123             763,668
                                                                        ------------        -----------         -----------

CASH, END OF YEAR                                                       $ 1,310,604         $   934,073         $   896,123
                                                                        ============        ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

     Cash paid during the year for:

     Interest                                                          $   198,269          $    49,628         $   120,725
                                                                       ============         ===========         ===========
     Income taxes                                                      $ 1,002,981          $   373,992         $   464,206
                                                                       ============         ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 2, 2000, AUGUST 28, 1999 AND AUGUST 29, 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Rag Shops, Inc. (the "Company"), a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey Corporation having the same name which was incorporated in 1984. The Company operates a chain of retail craft and fabric stores through its subsidiaries are located in New Jersey, New York, Pennsylvania, Florida and Connecticut.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes to financial statements. Actual results could differ from those estimates.

FISCAL YEAR

The Company's fiscal year end is the Saturday closest to August 31. The financial statements for fiscal year ended September 2, 2000 ("2000") were comprised of 53 weeks. Fiscal years ended August 29, 1998 ("1998") and August 28, 1999 ("1999") were each comprised of 52 weeks.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentations.

ADVERTISING EXPENSES


Advertising costs are expensed as incurred.

MERCHANDISE INVENTORIES


Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method. Effective August 29, 1999, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. Prior to August 29, 1999, the Company utilized an average cost-to-retail ratio to value ending inventory. Effective August 30, 1999, the Company began utilizing a method that weights the cost-to-retail ratio using multiple inventory categories. Management believes that this change in accounting improves the measurement of the Company's profitability based upon a changing product mix. The cumulative effect of this accounting change has increased the Company's net income for fiscal 2000 by $198,496 (net of tax effect $127,000).

PROPERTY AND EQUIPMENT


Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line and accelerated methods. Leasehold improvements are amortized by the straight-line method over an estimated useful life or the term of the related lease, whichever is shorter. For tax purposes, depreciation is computed using accelerated methods.

The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

REVENUE RECOGNITION

Revenue is recognized when merchandise is sold to customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Management of the Company believes that the fair value of its line of credit approximates its cost as of August 28, 1999. In management's opinion, the fair value of its amounts outstanding under its line of credit approximate fair value due to their variable rate.

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

All pre-opening costs incurred in connection with the opening of new retail stores are charged to expense when incurred. Costs associated with closing stores, which consists primarily of write-downs of leasehold improvements, are charged to expense at the time the decision to close a store is determined.

STOCK BASED COMPENSATION

The Company has adopted statement of Financial Accounting Standards No.
123 "Accounting for Stock-Based Compensation" ("SFAS No. 13"). As permitted under SFAS No. 123, the Company has elected to follow Accounting Principles Board opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.


RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                  Useful             September 2,         August 28,
                                                                  Lives                  2000                1999
                                                                  -----                  ----                ----

Furniture and fixtures                                            5-10 years          $8,005,659          $8,118,597
Leasehold improvements                                              10 years           3,254,975           2,951,908
Transportation equipment                                           3-7 years             530,258             525,584
Data processing equipment                                            5 years           3,902,223           3,884,797
                                                                                      ----------          ----------

                                                                                      15,693,115          15,480,886
Less accumulated depreciation and
amortization                                                                          12,079,900          10,990,934
                                                                                      ----------          ----------

                                                                                     $ 3,613,215         $ 4,489,952
                                                                                      ==========          ==========

NOTE 3. NOTE PAYABLE - BANK

The Company maintains a credit facility with a bank. The credit facility is renewable annually on or before each December 31 and currently consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. The line of credit was increased from $8,000,000 to $10,000,000 on August 31, 1999. The borrowings outstanding under the line of credit as of September 2, 2000 and August 28, 1999 were $0 and $6,570,000, respectively, and the unused line of credit for direct borrowings and the issuance of letters of credit at September 2, 2000 was $9,897,587. The facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of September 2, 2000, the Company was in compliance with such covenants. Borrowings under the line of credit bear interest payable quarterly at the bank's prime rate (9.50% and 8.25% at September 2, 2000 and August 28,1999, respectively).

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities in accordance with operating leases, having initial terms of more than one year, which expire in various years through 2012. Substantially all of the leases contain renewal options. In addition, certain leases require that the Company pay its pro rata share of utilities, taxes, insurance and maintenance. Rent expense for 2000, 1999 and 1998 amounted to $7,362,792, $7,382,116, and $6,633,633, respectively, and includes contingent rentals (computed on a percentage of sales, as defined in the leases) of $29,079, $22,499 and $17,287 respectively.

The Company leases certain premises from an entity controlled by the majority stockholders of the Company. For the years 2000, 1999 and 1998, rental payments under this agreement amounted to $338,265, $288,766, and $209,313, respectively.

Future minimum annual rental commitments under non-cancelable operating leases are as follows:

                Fiscal Year Ended
                      2001                                 $7,154,918
                      2002                                  6,241,468
                      2003                                  4,994,188
                      2004                                  3,753,631
                      2005                                  3,203,963
                Thereafter                                  7,325,790
                                                            ---------

                                                          $32,673,958

Letters of Credit

In addition, at September 2, 2000 the Company has outstanding letters of credit for the purchase of merchandise inventories of approximately $102,413.

Legal Matters

The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceedings that is expected to have a material adverse effect on the Company's results of operations or financial position.

NOTE 6. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted net income per share gives the effect of outstanding stock options. All of the net income reported in the financial statements is available to common stockholders. Prior year net income per share data has been adjusted to reflect the adoption of SFAS No. 128.

                                                                                 Fiscal Year Ended

                                                                2000                   1999                 1998
                                                                ----                   ----                 ----
   Numerator for basic and diluted earnings per
       share:
       Income before cumulative effect of change in
       accounting principle                                  $ 1,197,922             $401,623            $941,517

       Cumulative effect of change in accounting
       principle, net of income taxes                            198,496                    0                   0
                                                            ------------          -----------          ----------

      Net income                                            $  1,396,418          $   401,623          $  941,517
                                                            ============          ===========          ==========

   Denominator:
       Denominator for basic earnings per
       share-weighted average shares                           4,813,476            4,744,408           4,740,063

       Effect of dilutive securities:
       Employee stock options                                        395               10,588              48,133
                                                            ------------         ------------          ----------

       Denominator for diluted earnings
       per share-adjusted weighted
       average shares and assumed
       conversions                                             4,813,871            4,754,996           4,788,196
                                                            ============          ===========          ==========

   Basic and diluted earnings per share:
       Income before cumulative effect of change in
       accounting principle                                  $       .25           $      .08          $      .20

       Cumulative effect of change in accounting
       principle                                                     .04                  .00                 .00
                                                             -----------          -----------          ----------


       Net income                                            $       .29           $      .08          $      .20
                                                             ===========          ===========          ==========

On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. Shares and per share data presented for all periods has been adjusted to give retroactive effect to the dividend.

NOTE 7. STOCKHOLDERS' EQUITY

Each share of common stock is entitled to one vote.

In April 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") covering employees and non-employee directors. The Plan permits options to purchase a total of 450,000 shares of common stock, of which 435,600 shares have been reserved by the Company as of September 2, 2000. Such options may be incentive stock options ("ISO") or nonqualified options. The term of an option will not exceed ten years and an option is exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. The options granted are generally exercisable 40% after two years and 20% per year thereafter.

Effective August 31, 1996, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123") ". Accordingly, no compensation cost has been recognized for the stock options awarded since they were granted at the fair market value on the date of grant. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant date for awards in 2000, 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                                  Fiscal Year Ended
                                                                      2000               1999              1998
                                                                      ----               ----              ----
   Net income-as reported                                         $1,396,418           $401,623         $941,517
   Net income-pro forma                                           $1,388,349           $395,292         $935,066
   Net income per share-as reported, basic and diluted            $      .29           $    .08         $    .20
   Net income per share proforma, basic and diluted               $      .29           $    .08         $    .20

There were no options granted during fiscal 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, fiscal 1999 and fiscal 1998: dividends yield of 0%, expected volatility of 30% (50% for 1999 and 1998), risk-free interest rate of 5.0%, 5.0% and 4.5%, respectively and expected lives of 10, 7.5 and 7.5 years, respectively.

Information with respect to options granted under the Plan is as follows:

                                                          Number of       Exercise Price     Weighted-Average
                                                           Shares           Per Share         Exercise Price

      Outstanding, August 30, 1997                         306,050        $2.02-$11.76             $3.88
      Granted                                                2,000               $3.21             $3.21
      Canceled                                              (8,000)        $2.02-$5.94             $3.49
                                                           -------

      Outstanding, August 29, 1998                         300,050        $2.02-$11.76             $3.89
      Canceled                                            (19,750)        $2.22-$11.76             $6.51
                                                           -------

      Outstanding, August 28, 1999                         280,300        $2.02-$11.76             $3.70
      Granted                                               56,500        $1.86-$2.325             $2.27
      Canceled                                              (4,500)       $2.125-$3.00             $2.42
                                                           -------

      Outstanding, September 2, 2000                       332,300        $1.86-$11.76             $3.51
                                                           =======

      Exercisable, August 29, 1998                         156,050        $2.02-$11.76             $5.38
      Exercisable, August 28,1999                          197,700        $2.02-$11.76             $4.30
      Exercisable, September 2, 2000                       229,400        $2.02-$11.76             $4.02

The weighted-average remaining contractual life of stock options outstanding at September 2, 2000 is 4.9 years. The majority of options have an exercise price from $1.86 to $3.21.

Effective July 20, 1999, the Company adopted the 1999 Incentive Stock Award Plan (the "Incentive Plan"). The Incentive Plan provides for the award of up to 300,000 shares of the Company's common stock (the "shares") to key employees (including non- executive officers), independent contractors or consultants as determined by the Option Committee of the Board of Directors. The Incentive Plan participants are entitled to dividends and to vote their respective shares, however, the sale or transfer of the shares is restricted during a vesting period. As of September 2, 2000, 107,900 shares have been issued under the Incentive Plan. On July 31, 2000, 80,300 of the outstanding shares vested. As of September 2, 2000, 19,500 shares had been forfeited by individuals who were no longer employed by the Company prior to the end of their required vesting period. As of September 2, 2000, 8,100 of these shares remain to meet the vesting requirement. The Company estimated the value of the stock issued based on the market price on the date of grant.

Unamortized restricted stock awards was charged for the market value of the restricted shares at the date of grant. The unamortized restricted stock awards is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized ratably over the vesting period. In fiscal 2000 and fiscal 1999, $169,761 and $24,550 respectively were charged to expense relating to the Incentive Plan.

On May 21, 1999 the Company's Board of Directors approved a discretionary program whereby the Company is authorized to purchase up to 200,000 shares of its outstanding common stock. As of September 2, 2000 and August 28, 1999, 26,880 shares are held in treasury.

NOTE 8. INCOME TAXES

    The components of income tax expense relating to income consists of the following:

                                                                                    Fiscal Year Ended
                                                                        September 2,     August 28,    August 29,
                                                                           2000            1999           1998
                                                                           ----            ----           ----
        Federal:
        Current                                                           $  920,090     $  379,900    $  570,200
        Deferred                                                            (187,090)      (173,100)      (73,200)

        State:
        Current                                                              187,000        (14,800)      105,500
        Deferred                                                                   0         74,700             0
                                                                          ----------      ---------      --------


                                                                          $  920,000     $  266,700    $  602,500
                                                                           =========      =========     =========

   The deferred income tax arises from the following temporary differences:

                                                                                     Fiscal Year Ended
                                                                        September 2,      August 28,    August 29,
                                                                            2000             1999           1998
                                                                            ----             ----           ----

        Uniform inventory capitalization                                  $  (10,400)      $ 89,100      $ 10,200
        Depreciation                                                         108,290         59,600        59,600
        Straight-line of leases                                               31,500         16,100         3,400
        Amortization of incentive stock awards                                57,700          8,300             0
        Increase in valuation allowance                                            0        (74,700)            0
                                                                           ---------      ---------     ---------

                                                                           $ 187,090       $ 98,400      $ 73,200
                                                                           =========       ========      ========

    The effective tax rate differs from the Federal statutory rate as follows:

                                                                                    Fiscal Year Ended
                                                                          September 2,     August 28,   August 29,
                                                                              2000            1999          1998
                                                                              ----            ----          ----

        Statutory tax rate                                                     34.0%          34.0%        34.0%
        State and local income taxes,
        net of federal income tax benefit                                      5.3             5.9          4.5
        Other                                                                  0.4             0.0          0.5
                                                                              -----          -----        -----

        Effective tax rate                                                     39.7%          39.9%        39.0%
                                                                              =====          =====        =====

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

The Company has approximately $6,489,000 of net operating losses in multiple states which expire on various dates from 2007 to 2020.

The tax effect of significant items comprising the Company's deferred income tax assets are as follows:

                                                                                      Fiscal Year Ended
                                                                               2000                       1999
                                                                               ----                       ----
Current deferred income tax asset:
  Uniform inventory capitalization                                           $  786,046               $  796,446
  Amortization of restricted stock awards                                        66,000                    8,300
                                                                              ---------                ---------
                                                                                852,046                  804,746
                                                                              ---------                ---------
  Non-current deferred income tax assets:

  Straight-line of leases                                                       162,673                  131,173
  Difference between book and tax depreciation methods                          187,129                   78,839
  Net operating losses for State purposes                                       484,539                  487,584
  Valuation allowance                                                          (484,539)                (487,584)
                                                                              ---------                ---------
                                                                                349,802                  210,012
                                                                              ---------                ---------

  Total deferred income tax asset                                            $1,201,848               $1,014,758
                                                                              =========                =========

NOTE 9. EMPLOYEE BENEFIT PLAN

Effective January 1, 1996, the Company adopted a voluntary 401(k) savings plan. All non-union employees of the Company are eligible to participate on or after reaching age 21 and completing one year of eligibility service. The Company did not make any discretionary contributions to the 401(k) plan for fiscal years 2000, 1999 and 1998.

NOTE 10. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of selected quarterly financial data (in thousands of dollars, except per share amounts):

                                                                            Fiscal Quarter Ended
                                                       Nov. 27,        Feb. 26,         May 27,          Sept. 2,
   Fiscal 2000                                           1999            2000             2000           2000 (a)
   -----------                                           ----            ----             ----           --------
   Net sales                                          $28,186          $26,492         $22,730            $22,799
   Gross profit                                        10,719            9,578           8,053              8,193
   Income before cumulative effect of change
     in accounting principle                              980              518             250               (550)
   Cumulative effect of change in accounting
     principle                                            198                -               -                  -
   Net income (loss)                                    1,178              518             250               (550)
   Basic and diluted income (loss) per
     common share:
     Income (loss) before cumulative effect
      of change in accounting principle                   .20              .11             .05               (.11)
     Cumulative effect of change in
     accounting principle                                 .04                -               -                  -
     Net income (loss) per common share                   .24              .11             .05               (.11)

                                                                          Fiscal Quarter Ended
                                                       Nov. 28,        Feb. 27,         May 28,          Aug. 29,
   Fiscal 1999                                           1998            1999             1999             1999
   -----------                                           ----            ----             ----             ----
   Net sales                                          $26,695          $25,061         $22,430            $20,595
   Gross profit                                        10,017            9,152           7,569              7,176
   Net income (loss)                                    1,009              254             (78)              (783)
   Earnings (loss) per common share (b):

      Basic & Diluted                                     .21              .05            (.02)              (.16)

         The sum of the four quarters may not equal the full year computation due to rounding.

(a) Included in the net loss of the fiscal quarter ended September 2, 2000 were credits of approximately $120,000 or $0.02 per share as a result of an extra fiscal week of sales and $130,000 or $0.03 per share based on the Company's favorable shrinkage results.

(b) Earnings (loss) per common share calculations for each quarter are restated to reflect accounting changes required under Statement of Accounting Standards No.128, Earnings per Share and the 5% stock dividend declared June 28, 1999. See
Note 6.

                                  EXHIBIT 21.1

                                 RAG SHOPS, INC.

                          LIST OF SUBSIDIARY COMPANIES

   Name                                                      State Incorporated

   RSL, Inc.                                                 Delaware
   Mobile Fabrics, Inc.                                      New Jersey
   The Rag Shop/Glen Burnie, Inc.                            Maryland
   The Rag Shop, Inc.                                        New York
   Rag Shop/Wayne, Inc.                                      New Jersey
   Rag Shop/Parsippany, Inc.                                 New Jersey
   Rag Shop/Edison, Inc.                                     New Jersey
   The Rag Shop/West Orange, Inc.                            New Jersey
   The Rag Shop/Middletown, Inc.                             New Jersey
   The Rag Shop/Toms River, Inc.                             New Jersey
   The Rag Shop/Hamilton Square, Inc.                        New Jersey
   The Rag Shop/Hazlet, Inc.                                 New Jersey
   The Rag Shop/Howell, Inc.                                 New Jersey
   The Rag Shop/Ocean, Inc.                                  New Jersey
   The Rag Shop/Sayreville, Inc.                             New Jersey
   The Rag Shop/Bricktown, Inc.                              New Jersey
   The Rag Shop/Totowa, Inc.                                 New Jersey
   The Rag Shop/North Lauderdale, Inc.                       Florida
   The Rag Shop/West Palm Beach, Inc.                        Florida
   The Rag Shop/Palm Beach Gardens, Inc.                     Florida
   The Rag Shop/Lancaster, Inc.                              Pennsylvania
   The Rag Shop/Sunrise, Inc.                                Florida
   The Rag Shop/Lantana, Inc.                                Florida
   The Rag Shop/York, Inc.                                   Pennsylvania
   The Rag Shop/Selinsgrove, Inc.                            Pennsylvania
   The Rag Shop/Pembroke Pines, Inc.                         Florida
   The Rag Shop/Jacksonville, Inc.                           Florida
   The Rag Shop/Olean, Inc.                                  New York
   The Rag Shop/Boca Raton, Inc.                             Florida
   The Rag Shop/Port Richey, Inc.                            Florida
   The Rag Shop/Deptford, Inc.                               New Jersey
   The Rag Shop/Deerfield, Inc.                              Florida
   The Rag Shop/Jacksonville-San Jose, Inc.                  Florida
   The Rag Shop/Rostraver, Inc.                              Pennsylvania
   The Rag Shop/Evesham, Inc.                                New Jersey
   The Rag Shop/Allentown, Inc.                              Pennsylvania
   The Rag Shop/Jensen Beach, Inc.                           Florida
   The Rag Shop/Jacksonville-Orange Park, Inc.               Florida
   The Rag Shop/Jacksonville-Regional, Inc.                  Florida
   The Rag Shop/Boro Park, Inc.                              New York
   The Rag Shop/Secaucus, Inc.                               New Jersey
   The Rag Shop/North Bergen, Inc.                           New Jersey
   The Rag Shop/Coral Springs, Inc.                          Florida
   The Rag Shop/Turnersville, Inc.                           New Jersey
   The Rag Shop/Hialeah, Inc.                                Florida
                                                                    (continued)

                                 RAG SHOPS, INC.

                          LIST OF SUBSIDIARY COMPANIES

NAME STATE INCORPORATED

    Name                                                    State Incorporated

    The Rag Shop/Hollywood, Inc.                            Florida
    The Rag Shop/Binghamton, Inc.                           New York
    The Rag Shop/Lacey, Inc.                                New Jersey
    The Rag Shop/West Boca Raton, Inc.                      Florida
    The Rag Shop/Ocala, Inc.                                Florida
    The Rag Shop/Fishkill, Inc.                             New York
    The Rag Shop/Hampden, Inc.                              Pennsylvania
    The Rag Shop/East Norriton, Inc.                        Pennsylvania
    The Rag Shop/Wall Township, Inc.                        New Jersey
    The Rag Shop/Northern Lights, Inc.                      New York
    The Rag Shop/Linden, Inc.                               New Jersey
    The Rag Shop/Burlington, Inc.                           New Jersey
    The Rag Shop/Kingstown, Inc.                            Rhode Island
    The Rag Shop/Norwalk, Inc.                              Connecticut
    The Rag Shop/East Hollywood, Inc.                       Florida
    The Rag Shop/Edgewater, Inc.                            New Jersey
    The Rag Shop/Danbury, Inc.                              Connecticut
    The Rag Shop/Voorhees, Inc.                             New Jersey
    The Rag Shop/College Point                              New York


Each of the above does business under the name "The Rag Shop."

                                  EXHIBIT 23.1

                                 RAG SHOPS, INC.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated November 8, 2000 accompanying the consolidated financial statements of Rag Shops, Inc. and subsidiaries appearing in the Annual Report on Form 10-k for the year ended September 2, 2000. We hereby consent to the incorporation by reference of said report in the Registration Statement of Rag Shops, Inc. and subsidiaries on Form S-8 (File No. 333-86489, effective September 3, 1999).

Grant Thornton  LLP
Edison, New Jersey
November 30, 2000

                                  EXHIBIT 23.2

                                 RAG SHOPS, INC.

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement number 333-86489 of Rag Shops, Inc. on Form S-8 of our report dated November 11, 1999, appearing in this Annual Report on Form 10-K of Rag Shops, Inc. for the year ended September 2, 2000.

Deloitte & Touche LLP
Parsippany, New Jersey
November 29, 2000