Form 10-Q
period 2000-12-02
RAG SHOPS INC
filed 2001-01-16
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended December 2, 2000

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

                     Yes    X                       No ____
                         -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                  OUTSTANDING AT DECEMBER 2, 2000
   Common stock, par value $.01                  4,801,583

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page

PART 1 - FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed consolidated balance sheets - December 2,
       2000 (unaudited), November 27, 1999 (unaudited) and
       September 2, 2000                                                   3

     Condensed consolidated statements of income - three
       months ended December 2, 2000 (unaudited) and
       November 27, 1999 (unaudited)                                       4

     Condensed consolidated statements of cash flows - three months ended December 2, 2000 (unaudited) and November 27, 1999
       (unaudited)                                                         5

     Notes to condensed consolidated financial statements                6-7

   Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition                             8-10

PART II - OTHER INFORMATION

   Items 1. - 5.                                                          11

   Item 6. Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                11

                        RAG SHOPS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                         (All amounts in thousands)
                                          December 2, November 27, September 2,
                                             2000        1999         2000
                                             ----        ----         ----
                                            (Unaudited)(Unaudited) (Note A)
ASSETS
------
  CURRENT ASSETS:
    Cash                                     $ 6,314    $  2,286 $   1,311
    Merchandise inventories                   26,086      27,207    27,805
    Prepaid expenses                             302         226       483
    Other current assets                         222         329        99
    Deferred income taxes                        852         805       852
                                               ------   --------- ---------

          Total current assets                33,776      30,853    30,550

  Property and equipment, net                  3,770       4,186     3,613
  Deferred income taxes                          350         212       350
  Other assets                                    63          64        67
                                              ------     ------- ---------

TOTAL ASSETS                                 $37,959    $ 35,315  $ 34,580
                                             =======    ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:
     Note payable-bank                       $     -    $  1,145 $       -
     Accounts payable-trade                    8,395       6,417     7,763
     Accrued expenses and other current
      liabilities                              2,914       2,872     2,012
     Accrued salaries and wages                  704         708       893
     Income taxes payable                        992         835       242
                                              ------   ---------  --------

          Total current liabilities           13,005      11,977    10,910

COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
  Preferred stock                                  -           -         -
  Common stock                                    48          48        48
   Additional paid-in capital                  6,242       6,268     6,242
   Unamortized restricted stock awards           (10)       (151)      (12)
   Retained earnings                          18,738      17,237    17,456
   Treasury stock, at cost, 26,880 shares        (64)        (64)      (64)
                                              ------     -------   -------

  Total stockholders' equity                  24,954      23,338    23,670
                                              ------     -------   -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $37,959    $ 35,315  $ 34,580
                                              ======     =======   =======

Note A: Derived from the September 2, 2000 audited balance sheet.

See notes to the condensed consolidated financial statements.

                      RAG SHOPS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

               (All amounts in thousands, except share data)
                                                     Three Months Ended
                                                     ------------------
                                                    December 2, November 27,
                                                       2000       1999

Net sales                                             $30,048     $28,186
Cost of merchandise sold and occupancy costs           18,606      17,467
                                                       ------      ------

Gross profit                                           11,442      10,719
                                                       ------      ------

Store expenses                                          6,762       6,288
General and administrative expenses                     2,598       2,717
                                                        -----       -----

Total operating expenses                                9,360       9,005
                                                       ------       -----

Income from operations                                  2,082       1,714
Interest income (expense), net                             19        (108)
                                                       ------        -----

Income before provision for income taxes and
  cumulative effect of change in accounting
  principle                                             2,101       1,606

Provision for income taxes                                819         626
                                                       ------       -----

Income before cumulative effect of change in
  accounting principle                                  1,282         980
Cumulative effect of change in accounting
  principle, net of income tax effect of $127               -         198
                                                       ------       -----

Net income                                          $    1,282   $  1,178
                                                     =========     ======

Basic and diluted earnings per common share:

 Income before cumulative effect of change in
  accounting principle                               $     .27   $    .20
 Cumulative effect of change in accounting
  principle                                                  -        .04
                                                      ---------   -------

    Net income                                       $     .27   $    .24
                                                      ========    =======

 See notes to the condensed consolidated financial statements.

                      RAG SHOPS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (All amounts in thousands)
                                                       Three Months Ended
                                                    December 2, November 27,
                                                       2000       1999

Cash flows from operating activities:

Net income                                            $ 1,282     $ 1,178
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                           347         330
  Amortization of restricted stock awards                   2          56
  Cumulative effect of change in accounting                 -        (325)
  principle

Changes in assets and liabilities:
 (Increase) decrease in:
    Merchandise inventories                             1,719       3,681
    Prepaid expenses                                      181         310
    Other current assets                                 (123)       (104)
    Other assets                                            4          40
 Increase (decrease) in:
    Accounts payable-trade                                632         489
    Accrued expenses and other current liabilities        902         367
    Accrued salaries and wages                           (189)        103
    Income taxes payable                                  750         678
                                                        -----       -----

   Net cash provided by operating activities            5,507       6,803
                                                        -----       -----

Cash flows from investing activities:

   Payments for purchases of property and equipment      (504)        (26)
                                                         -----      ------

   Net cash used in investing activities                 (504)        (26)
                                                         -----      ------

Cash flows from financing activities:

   Proceeds from issuance of note payable-bank               -       5,305
   Repayments of note payable-bank                           -     (10,730)
                                                         -----      ------

  Net cash used in financing activities                      -      (5,425)
                                                         -----      -------

Net increase in cash                                     5,003       1,352
Cash, beginning of period                                1,311         934
                                                         -----       -----

Cash, end of period                                    $ 6,314     $ 2,286
                                                        ======      ======

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                           $     -     $   101
                                                        =======    =======
    Income taxes                                       $    58     $    28
                                                        =======    =======

See notes to the condensed consolidated financial statements.

                      RAG SHOPS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS ENDED DECEMBER 2, 2000 AND NOVEMBER 27, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three months ended December 2, 2000 are not necessarily indicative of results for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 2, 2000 filed with the Securities and Exchange Commission in December 2000.

Certain reclassifications have been made to prior year amounts in order to conform to the presentation for the current year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended

                                            December 2, November 27,
                                               2000        1999

Numerator for basic and diluted earnings per share:

  Income before cumulative effect of
    change in accounting principle          $ 1,282,000  $ 980,000
  Cumulative effect of change in
    accounting principle,
    net of income taxes                               -    198,000

  Net income                                $ 1,282,000 $1,178,000
                                             ==========  =========

Denominator:
  Denominator for basic earnings
    per share-weighted average shares         4,801,583  4,810,883

  Effect of dilutive securities:
    Employee stock options                        3,509        123
                                                 ------      -----

  Denominator for diluted earnings
    per share-adjusted weighted average
    shares and assumed conversions            4,805,092  4,811,006
                                             ==========  =========

                        RAG SHOPS, INC. AND SUBSIDIARIES


                                            Three Months Ended
                                          December 2,   November 27,
                                               2000        1999

Basic and diluted earnings per share:
   Income before cumulative effect
    of change in accounting principle        $    .27    $   .20
   Cumulative effect of change in
    accounting principle                            -        .04

   Net income                                $    .27    $   .24
                                              =======     ======


NOTE 3 - Merchandise Inventories

Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method. Effective August 29, 1999, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. Effective August 30, 1999, the Company began utilizing a method that weights the cost-to-retail ratio using multiple inventory categories. Management believes that this change in accounting improves the measurement of the Company's profitability based upon a changing product mix. The cumulative effect of this accounting change was to increase the Company's net income for the three months ended November 27, 1999 by $198,496 (net of tax effect of $127,000).

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                         Three Months Ended
                                       December 2, November 27,
                                          2000         1999

 Net sales                                 100.0%     100.0%
 Cost of merchandise sold and
  occupancy costs                           61.9       62.0
                                            ----       ----

 Gross profit                               38.1       38.0
 Store expenses                             22.5       22.3
 General and administrative expenses         8.7        9.7
                                            ----        ---

 Income from operations                      6.9        6.0
                                             ---        ---
 Income before cumulative effect
   of change in accounting principle         4.3        3.5
 Cumulative effect of change in
 accounting principle                          -        0.7
                                            ----        ---
 Net income                                  4.3%       4.2%
                                             ===        ===

The Company's net sales increased by $1,862,000 or 6.6% for the three month ended December 2, 2000 as compared to the three months ended November 27, 1999. The improvement in net sales was due to an increase in sales from stores opened at least one year of $2,376,000 or 8.7%, partially offset by $514,000 for the impact of four stores which closed throughout last fiscal year net of one new store which opened during the first quarter of the current year. Net sales for the three months ended December 2, 2000 benefited from a shift in the accounting calendar that resulted in the historically high sales week after Thanksgiving falling into the first quarter of the current year as compared to the second quarter of the prior year. On a week-for-week aligned basis, sales from stores opened at least one year improved by 1.2%.

Gross profit as a percentage of net sales remained relatively constant for the three months ended December 2, 2000 as compared to the three month period ended November 27, 1999.

Store expenses increased by $474,000 for the three months ended December 2, 2000 as compared to the three months ended November 27, 1999. The increase was principally due to an increase in payroll and payroll related expenses in support of higher sales and an increase in advertising expenses related to the shift in the accounting calendar. As a percentage of net sales, store expenses increased by only 0.2% for the three months ended December 2, 2000, as compared to the three months ended November 27, 1999 primarily due to the increase in advertising expenses.

General and administrative expenses declined by $119,000 and, as a percentage of net sales, declined by 1.0% for the three months ended December 2, 2000, as compared to the three months ended November 27, 1999. The decline in general

                        RAG SHOPS, INC. AND SUBSIDIARIES

and administrative expenses was primarily attributable to lower professional fees. As a percentage of net sales, the decrease in general and administrative expenses was principally the result of the lower professional fees and the ability of the Company to leverage expenses against the increase in net sales.

Interest income, net increased by $127,000 due to income earned on short-term investments during the three months ended December 2, 2000 as compared to interest expense incurred on our line of credit for the three months ended November 27, 1999. See "Liquidity and Capital Resources".

Net income increased by $104,000 for the three months ended December 2, 2000 as compared to the three months ended November 27, 1999 due to increases in comparable stores sales and gross profit, a decrease in general and administrative expenses and an increase in interest income, net, partially offset by higher store expenses and the cumulative effect of change in accounting principle of $198,000 in the prior year.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the three months ended December 2, 2000, the Company relied on internally generated funds and credit made available by suppliers to finance inventories and new store openings. During the three months ended November 27, 1999 the Company also utilized short-term borrowings to finance inventories and new store openings.

The Company's working capital increased by $1,131,000 for the three months ended December 2, 2000 as compared to the September 2, 2000 amount, primarily as a result of the Company retaining its net income for this period and reducing its inventory partially offset by increases in trade payables, income taxes payable and accrued expenses.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (9.50% at December 2, 2000). The line of credit was renewed in December 2000 for the year 2001. The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $0 and $7,490,000 for the three months

                        RAG SHOPS, INC. AND SUBSIDIARIES

ended December 2, 2000 and November 27, 1999, respectively. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the three months ended December 2, 2000 and November 27, 1999 amounted to $5,507,000 and $6,803,000, respectively, and used $504,000 and $26,000, respectively, for purchases of property and equipment. During the three months ended December 2, 2000 the Company opened one new store, did not close any existing stores and was operating sixty-six stores at the end of the period. During the remainder of the fiscal year ending September 1, 2001 the Company anticipates two additional new store openings and closing three stores. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses have historically approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

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

                                                                    [10Q3-00]

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

                             RAG SHOPS, INC.



Date:  January 16, 2001      /s/ Stanley Berenzweig
                             ---------------------------
                             Stanley Berenzweig
                             Chairman Of The Board and
                             Principal Executive Officer

Date:  January 16, 2001      /s/ Stephen Provenzano
                             ----------------------------
                             Stephen Provenzano
                             Principal Financial Officer and
                             Principal Accounting Officer