Form 10-Q
period 2001-03-03
RAG SHOPS INC
filed 2001-04-11
CIK 874385

[10Q2-01]
                                    FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For Quarter Ended March 3, 2001

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECUTITIES EXCHANGE ACT OF 1934

    For the Transition Period From...to...

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes__X__                             No____
                   -

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                  OUTSTANDING AT MARCH 30, 2001
    Common stock, par value $.01                  4,801,583

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

      Condensed consolidated balance sheets - March 3, 2001
        (unaudited), February 26, 2000 (unaudited) and
        September 2, 2000                                               3

      Condensed consolidated statements of income - three
        and six months ended March 3, 2001 (unaudited) and
        February 26, 2000 (unaudited)                                   4

      Condensed consolidated statements of cash flows - six
        months ended March 3, 2001 (unaudited) and February
        26, 2000 (unaudited)                                            5

      Notes to condensed consolidated financial statements            6-7

    Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition                       8-10

Part II - OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders       11

    Item 6. Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                            11

                   RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                      (All amounts in thousands)

                                              March 3,   February   September
                                                            26,         2,
                                                2001        2000       2000
                                                ----        ----       ----
                                             (Unaudited) (Unaudited) (Note A)
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash                                          $  4,894    $  4,803 $  1,311
  Merchandise inventories                         24,602      23,198   27,805
  Prepaid expenses                                   415         312      483
  Other current assets                                95         146       99
  Deferred taxes                                     852         805      852
                                                 -------    --------  -------
            Total current assets                  30,858      29,264   30,550

Property and equipment, net                        3,951       3,862    3,613
Deferred income taxes                                350         212      350
Other assets                                          52          58       67
                                                 -------    --------  -------
TOTAL ASSETS                                     $35,211     $33,396  $34,580
                                                 =======     =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable-trade                         $ 6,388    $  5,484  $ 7,763
  Accrued expenses and other current
   liabilities                                     2,634       2,447    2,012
  Accrued salaries and wages                         636         709      893
  Income taxes payable                               553         844      242
                                                 -------    --------   ------
         Total current liabilities                10,211       9,484   10,910

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                     -            -        -
  Common stock                                       48           48       48
  Additional paid-in capital                      6,242        6,268    6,242
  Unamortized restricted stock awards                (8)         (96)     (12)
  Retained earnings                              18,782       17,756   17,456
  Treasury stock, at cost, 26,880 shares            (64)         (64)     (64)
                                                -------      -------   -------
         Total stockholders' equity              25,000       23,912    23,670
                                                -------      -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $35,211      $33,396   $34,580
                                                =======      =======   =======

Note A: Derived from the September 2, 2000 audited balance sheet.

See notes to the condensed consolidated financial statements.

                   RAG SHOPS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
             (All amounts in thousands, except share data)

                                    Three Months Ended    Six Months Ended
                                   March 3, February 26,  March 3,  February 26,
                                      2001       2000       2001      2000
                                      ----       ----       ----      ----

Net sales                            $25,760   $26,492    $55,808    $54,678
Cost of merchandise sold and          16,765    16,914     35,370     34,381
occupancy costs
                                     -------   -------    -------     ------
Gross profit                           8,995     9,578     20,438     20,297
                                     -------   -------    -------     ------
Store expenses                         6,225     6,291     12,988     12,579
General and administrative             2,762     2,473      5,360      5,190
expenses
                                     -------   -------    -------     ------
Total operating operating expenses     8,987     8,764     18,348     17,769
                                     -------   -------    -------     ------
Income from operations                     8       814      2,090      2,528
Interest income (expense), net            64        36         84        (72)
                                     -------   -------    -------     ------
Income before provision for
 income taxes and cumulative effect
 of change in accounting principle        72       850      2,174      2,456
Provision for income taxes                28       332        848        958
                                     -------   -------    -------     ------
Income before cumulative effect of
  change in accounting principle          44       518      1,326      1,498
Cumulative effect of change in
  accounting principle, net of
  income tax effect of $127                -         -          -        198
                                     -------   -------    -------     ------
Net income                          $     44  $    518   $  1,326    $ 1,696
                                     =======   =======    =======     ======
BASIC AND DILUTED EARNINGS PER
  COMMON SHARE:

Income before cumulative effect of
  change in accounting principle $ .01 $ .11 $ .28 $ .31 Cumulative effect of change in
  accounting principle                     -         -         -        .04
                                     -------   -------    ------     ------
Net income                          $    .01  $    .11   $   .28     $  .35
                                     =======   =======    ======     ======

See notes to the condensed consolidated financial statements.

                   RAG SHOPS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (All amounts in thousands)
                                                Six Months Ended
                                            March 3,    February 26,
                                              2001          2000
                                              -----         ----
Cash flows from operating activities:
  Net income                                 $ 1,326        $ 1,696
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                  700            675
  Loss on disposition of property and
    equipment                                     13             14
  Amortization of restricted stock awards          4            112
  Cumulative effect of accounting change           -           (325)
  Changes in assets and liabilities:
   (Increase) decrease in:
    Merchandise inventories                    3,203          7,690
    Prepaid expenses                              68            225
    Other current assets                           4             79
    Other assets                                  15             45
   Increase (decrease) in:
    Accounts payable-trade                    (1,375)          (445)
    Accrued expenses and other current
     liabilities                                 609            (29)
    Accrued salaries and wages                  (257)           104
    Income taxes payable                         311            687
                                             -------         ------
  Net cash provided by operating
    activities                                 4,621         10,528
                                             -------         ------
 Cash flows from investing activities:
  Payments for purchases of property and
    equipment                                 (1,038)           (89)
                                              -------         ------
 Net cash used in investing activities        (1,038)           (89)
                                              -------        -------
 Cash flows from financing activities:
  Proceeds from issuance of note
    payable-bank                                   -          5,805

  Repayments of note payable-bank                  -        (12,375)
                                              -------        -------
  Net cash used in financing activities            -         (6,570)
                                              -------        -------

 Net increase in cash                          3,583          3,869
 Cash, beginning of period                     1,311            934
                                              -------        -------
 Cash, end of period                         $ 4,894        $ 4,803
                                              =======        =======
 Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                     $   -       $    197
                                              =======        =======
  Income taxes                                 $ 523       $    353
                                              =======        =======
See notes to the condensed consolidated financial statements

                   RAG SHOPS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    THREE AND SIX MONTHS ENDED MARCH 3, 2001 AND FEBRUARY 26, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three and six months ended March 3, 2001 are not necessarily indicative of results for the fiscal year.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months Ended      Six Months Ended
                                March 3,   February    March 3,   February
                                              26,                    26,
                                  2001        2000       2001        2000
                                  ----        ----       ----        ----
Numerator:
  Income before cumulative
   effect of change in
   accounting                  $  44,000   $  518,000 $1,326,000  $1,498,000
  Cumulative effect of
   change in accounting                -            -          -     198,000
                                --------    ---------  ---------   ---------
Net income                     $  44,000   $  518,000 $1,326,000  $1,696,000
                                ========    =========  =========   =========

Denominator:
  Denominator for basic
   earnings per share-weighted
   average shares              4,801,583    4,810,883  4,801,583   4,810,883

  Effect of dilutive securities:
   Employee stock options          6,942            -      4,100          20
                               ---------   ---------- ----------  ----------
   Denominator for diluted
    earnings per share-adjusted
    weighted average shares
    and assumed conversions    4,808,525    4,810,883  4,805,683   4,810,903
                               =========   ========== ==========  ==========

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                 Three Months Ended      Six Months Ended
                                March 3,   February    March 3,   February
                                              26,                    26,
                                  2001        2000       2001        2000
                                  ----        ----       ----        ----

Basic and diluted earnings per share:
  Income before cumulative effect
    of change in accounting      $   .01     $   .11   $     .28     $   .31
  Cumulative effect of change
    in accounting                      -           -           -         .04
                                  -------     -------    --------      ------
   Net income                    $   .01     $   .11   $     .28     $   .35
                                 =======     =======    ========      ======

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

                               Three Months Ended      Six Months Ended
                              March 3,   February    March 3,    February
                                            26,                     26,
                                2001       2000        2001        2000
                                ----       ----        ----        ----

Net sales                       100.0%     100.0%       100.0%     100.0%
Cost of merchandise sold
 and occupancy costs              65.1       63.8         63.4       62.9
                                ------     -------      ------     ------

Gross profit                     34.9        36.2        36.6       37.1
Store expenses                   24.2        23.8        23.3       23.0
General and administrative       10.7         9.3         9.6        9.5
expenses
                               ------     -------      -------    ------

Income from operations             -          3.1         3.7        4.6
                               ------     -------      -------    ------
Income before cumulative
  effect of change in
  accounting                       .2         2.0         2.4        2.7
Cumulative effect of change
  in accounting                     -           -           -         .4
                               ------     -------      -------    ------
Net income                         .2%        2.0%        2.4%       3.1%
                               ======     =======      =======    ======

The Company's net sales decreased by $732,000 and increased by $1,130,000 for the three and six months ended March 3, 2001 representing a decrease of 2.8% and an increase of 2.1%, respectively, over the comparable prior periods. The decrease in net sales was due to a decrease in comparable store sales of $795,000 or 3.1% over the comparable prior period which was attributable to a shift in the accounting calendar that resulted in the historically high sales week after Thanksgiving falling into the first quarter of the current year as compared to the second quarter of last year. The increase in net sales was attributable to an increase in comparable store sales of $1,581,000 or 3.0% over the comparable prior period. On a week-for-week aligned basis, sales from stores opened at least one year improved 3.6% and 2.3% for the three and six months ended March 31, 2001, respectively.

Gross profit as a percentage of net sales decreased by 1.3% for the three months ended March 3, 2001, from the comparable prior period due to the decrease in net sales accompanied by an increase in occupancy costs and an increase in freight costs, as a result of a planned increase in seasonal merchandise purchases and an increase in freight rates. Gross profit as a percentage of net sales decreased by .5% for the six months ended March 3, 2001 from the comparable prior period primarily due to an increase in freight costs as mentioned above.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Store expenses decreased by $66,000 for the three months ended March 3, 2001 from the comparable prior period principally due to a decrease in advertising costs, as a result of the shift in the accounting calendar for Thanksgiving sales as mentioned above and an increase in vendor participation, partially offset by an increase in payroll and payroll related expenses attributable to new stores opened in the current fiscal year. As a percentage of net sales, store expenses increased by .4% from the comparable prior period due to the decrease in net sales. Store expenses increased by $409,000, and as a percentage of net sales, increased by .3% for the six months ended March 3, 2001 from the comparable prior period principally due to an increase in payroll and payroll related expenses, that were primarily attributable to new stores opened in the current fiscal year, partially offset by a decrease in advertising costs as a result of an increase in vendor participation.

General and administrative expenses increased by $289,000 and $170,000 for the three and six months ended March 3, 2001, respectively, over the comparable prior periods primarily due to the operation of a secondary distribution center to facilitate the flow of additional imported seasonal merchandise for the entire six months of this fiscal year as compared to only the first four months of last fiscal year. As a percentage of net sales, general and administrative expenses increased 1.4% for the three months ended March 3, 2001 from the comparable prior period as a result of the increase in general and administrative expenses accompanied by the decrease in net sales and remained relatively constant for the six months ended March 3, 2001 from the comparable prior period as the Company was able to leverage these expenses against the increase in net sales.

Interest income, net increased by $28,000 and $156,000 for the three and six months ended March 3, 2001 from the comparable prior periods primarily due to the repayment of borrowings on the Company's line of credit in the first quarter of last fiscal year. See "Liquidity and Capital Resources".

Net income decreased by $474,000 for the three months ended March 3, 2001 as compared to the comparable prior period due to decreases in comparable stores sales and gross profit, in addition to an increase in general and administrative expenses. Net income decreased $370,000 for the six months ended March 3, 2001 compared to the prior period as a result of an increase in operating expenses and, in the prior year, the cumulative effect of change in accounting principle that was partially offset by an increase in comparable store sales and the increase in interest income, net.

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the six months ended March 3, 2001, the Company relied on internally generated funds and credit made available by suppliers to finance inventories and new store openings. During the six months ended February 26, 2000 the Company also relied on short-term borrowings.

The Company's working capital has increased $1,007,000 for the six months ended March 3, 2001 as compared to the September 2, 2000 amount primarily as a result of the Company retaining its net income for this period.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (8.50% at March 3, 2001). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $0 and $7,490,000 for the six months ended March 3, 2001 and February 26, 2000, respectively. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the six months ended March 3, 2001 and February 26, 2000 amounted to $4,621,000 and $10,528,000, respectively, and $1,038,000 and $89,000, respectively, was used for purchases of property and equipment. During the six months ended March 3, 2001 the Company opened three new stores, closed three existing stores and was operating sixty-five stores at the end of the period. During the remainder of the fiscal year ending September 1, 2001 the Company anticipates opening two additional new stores and closing one additional store. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses have historically approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will redeploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening new stores.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the craft retail industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in Company' filings with the Securities and Exchange Commission).

                        RAG SHOPS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders of the Company was held on January 25, 2001. Mr. Stanley Berenzweig was elected a Class I Director by a vote of 4,597,078 shares in favor and 24,045 shares withheld, Mr. Fred J. Damiano was elected a Class I Director by a vote of 4,530,178 shares in favor and 90,945 shares withheld and Mr. Mario Ciampi was elected a Class II Director by a vote of 4,595,878 shares in favor and 25,245 shares withheld. The firm of Grant Thornton LLP was ratified as auditors for the Company's fiscal year ending September 1, 2001 by a vote of 4,588,995 in favor, 26,168 against and 10,960 abstaining.
  No other matters were considered by the Stockholders at said Annual Meeting.

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

                             RAG SHOPS, INC.



Date:  April 9, 2001         s/ Stanley Berenzweig
                             --------------------------
                             Stanley Berenzweig
                             Chairman of the Board and
                             Chief Executive Officer



Date:  April 9, 2001         /s/ Steven B. Barnett
                             ---------------------------
                             Steven B. Barnett
                             Principal Financial Officer and
                             Principal Accounting Officer