Form 10-Q
period 2001-06-02
RAG SHOPS INC
filed 2001-07-09
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For Quarter Ended June 2, 2001

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

                CLASS                          OUTSTANDING AT JUNE 29, 2001
    Common stock, par value $.01                         4,801,583

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Condensed consolidated balance sheets - June 2, 2001 (unaudited),
           May 27, 2000 (unaudited) and September 2, 2000                   3

         Condensed consolidated statements of income - three and nine months
           ended June 2, 2001 (unaudited) and May 27, 2000 (unaudited)      4

         Condensed consolidated statements of cash flows - nine months ended
           June 2, 2001 (unaudited) and May 27, 2000 (unaudited)            5

         Notes to condensed consolidated financial statements             6-7

      Item 2. Management's Discussion and Analysis of Results of
              Operations and Financial Condition                         8-11

Part II - OTHER INFORMATION

      Items 1. - 5.                                                        12

      Item   6.   Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                                 12

                                  RAG SHOPS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (All amounts in thousands)

                                          June 2,        May 27,   September 2,
                                           2001            2000       2000
                                           ----            ----       ----
                                        (Unaudited)    (Unaudited)  (Note A)
                 ASSETS
CURRENT ASSETS:
  Cash                                      $  4,097    $  4,764    $  1,311
  Merchandise inventories                     24,308      23,270      27,805
  Prepaid expenses                               489         608         483
  Other current assets                           200         163          99
  Deferred taxes                                 852         805         852
                                            --------    --------    --------

           Total current assets               29,946      29,610      30,550

Property and equipment, net                    3,863       3,690       3,613
Deferred income taxes                            350         212         350
Other assets                                      51          58          67
                                            --------    --------    --------

TOTAL ASSETS                                $ 34,210    $ 33,570    $ 34,580
                                            ========    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade                    $  5,846    $  5,535    $  7,763
  Accrued expenses and other current
    liabilities                                2,374       2,333       2,012
  Accrued salaries and wages                     655         798         893
  Income taxes payable                           287         686         242
                                            --------    --------    --------

           Total current liabilities           9,162       9,352      10,910

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                  -           -           -
  Common stock                                    48          48          48
  Additional paid-in capital                   6,242       6,285       6,242
  Unamortized restricted stock awards             (6)        (56)        (12)
  Retained earnings                           18,828      18,005      17,456
  Treasury stock, at cost, 26,880 shares         (64)        (64)        (64)
                                            --------    --------    --------

            Total stockholders' equity        25,048      24,218      23,670
                                            --------    --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 34,210    $ 33,570    $ 34,580
                                            ========    ========    ========

Note A: Derived from the September 2, 2000 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                                             Three Months Ended            Nine Months Ended
                                                                             ------------------            -----------------
                                                                         June 2,        May 27,            June 2,        May 27,
                                                                          2001           2000               2001           2000
                                                                          ----           ----               ----           ----

Net sales                                                               $23,692          $22,730          $79,500          $ 77,408
Cost of merchandise sold and occupancy costs                             15,313           14,677           50,683            49,058
                                                                        -------          -------          -------          --------

Gross profit                                                              8,379            8,053           28,817            28,350
                                                                        -------          -------          -------          --------

Store expenses                                                            6,015            5,285           19,002            17,863
General and administrative expenses                                       2,322            2,421            7,683             7,612
                                                                        -------          -------          -------          --------

Total operating operating expenses                                        8,337            7,706           26,685            25,475
                                                                        -------          -------          -------          --------

Income from operations                                                       42              347            2,132             2,875
Interest income (expense), net                                               34               62              117               (10)
                                                                        -------          -------          -------          --------

Income before provision for income taxes and
 cumulative effect of change in accounting
 principle                                                                   76              409            2,249             2,865
Provision for income taxes                                                   30              159              877             1,117
                                                                        -------          -------          -------          --------

Income before cumulative effect of
  change in accounting principle                                             46              250            1,372             1,748
Cumulative effect of change in accounting
  principle, net of income tax effect of $127                                 -                -                -               198
                                                                        -------          -------          -------          --------

Net income                                                              $    46          $   250          $ 1,372          $  1,946
                                                                        =======          =======          =======          ========
BASIC AND DILUTED EARNINGS PER
  COMMON SHARE:

Income before cumulative effect of
  change in accounting principle                                        $   .01          $   .05          $   .29          $    .36
Cumulative effect of change in
  accounting principle                                                        -                -                -               .04
                                                                        -------          -------          -------          --------

Net income                                                              $   .01          $   .05          $   .29          $    .40
                                                                        =======          =======          =======          ========

See notes to the condensed consolidated financial statements.

                                  RAG SHOPS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                     (All amounts in thousands)

                                                                                                           Nine Months Ended
                                                                                                           -----------------
                                                                                                    June 2, 2001      May 27, 2000
                                                                                                     -------------     ------------

Cash flows from operating activities:
   Net income                                                                                             $ 1,372          $  1,946
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                                          1,069             1,020
     Loss on disposition of property and equipment                                                             13                14
     Amortization of restricted stock awards                                                                    6               169
     Cumulative effect of accounting change                                                                     -              (325)
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                                                                3,497             7,618
     Prepaid expenses                                                                                          (6)              (72)
     Other current assets                                                                                    (101)               62
     Other assets                                                                                              16                46
    Increase (decrease) in:
     Accounts payable-trade                                                                                (1,917)             (393)
     Accrued expenses and other current liabilities                                                           362              (141)
     Accrued salaries and wages                                                                              (238)              193
     Income taxes payable                                                                                      45               529
                                                                                                          -------          --------

   Net cash provided by operating activities                                                                4,118            10,666
                                                                                                          -------          --------

 Cash flows from investing activities:
   Proceeds from sale of property and equipment                                                                 6                 -
   Payments for purchases of property and equipment                                                        (1,338)             (266)
                                                                                                          -------          --------

   Net cash used in investing activities                                                                   (1,332)             (266)
                                                                                                          -------          --------

 Cash flows from financing activities:
   Proceeds from issuance of note payable-bank                                                                  -             5,805
   Repayments of note payable-bank                                                                              -           (12,375)
                                                                                                          -------          --------

   Net cash used in financing activities                                                                        -            (6,570)
                                                                                                          -------          --------


 Net increase in cash                                                                                       2,786             3,830
 Cash, beginning of period                                                                                  1,311               934
                                                                                                          -------          --------

 Cash, end of period                                                                                      $ 4,097          $  4,764
                                                                                                          =======          ========
 Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest                                                                                               $     -          $    198
                                                                                                          =======          ========

   Income taxes                                                                                           $   818          $    684
                                                                                                          =======          ========

See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED JUNE 2, 2001 AND MAY 27, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three and nine months ended June 2, 2001 are not necessarily indicative of results for the fiscal year.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three Months Ended               Nine Months Ended
                                                                          ------------------               -----------------
                                                                     June 2,           May 27,          June 2,         May 27,
                                                                      2001              2000            2001             2000
                                                                      ----              ----            ----             ----

Numerator:
 Income before cumulative effect
  of change in accounting principle                            $   46,000         $  250,000         $1,372,000         $1,748,000
 Cumulative effect of change in
  accounting principle                                                  -                  -                  -            198,000
                                                               ----------         ----------         ----------         ----------

Net income                                                     $   46,000         $  250,000         $1,372,000         $1,946,000
                                                               ==========         ==========         ==========         ==========

Denominator:
  Denominator for basic earnings per
     share-weighted average shares                              4,801,583          4,818,103          4,801,583          4,813,290

  Effect of dilutive securities:
     Employee stock options                                         5,182                140              4,422                 60
                                                               ----------         ----------         ----------         ----------

   Denominator for diluted earnings per
     share-adjusted weighted average
     shares and assumed conversions                             4,806,765          4,818,243          4,806,005          4,813,350
                                                               ==========         ==========         ==========         ==========

                                  RAG SHOPS, INC. AND SUBSIDIARIES

                                                                          Three Months Ended               Nine Months Ended
                                                                           ------------------               -----------------
                                                                         June 2,         May 27,          June 2,         May 27,
                                                                          2001            2000            2001             2000
                                                                          ----            ----            ----             ----

Basic and diluted earnings per share:
 Income before cumulative effect
    of change in accounting principle                                  $   .01          $   .05          $   .29          $   .36
 Cumulative effect of change in
     accounting principle                                                    -                -                -              .04
                                                                          ----             ----             ----             ----
   Net income                                                          $   .01          $   .05          $   .29          $   .40
                                                                          ====             ====             ====             ====

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

                                                 Three Months Ended                Nine Months Ended
                                                 ------------------                -----------------
                                               June 2,          May 27,          June 2,         May 27,
                                                2001            2000             2001             2000
                                                ----            ----             ----             ----

Net sales                                    100.0%            100.0%            100.0%            100.0%
Cost of merchandise sold and
  occupancy costs                             64.6              64.6              63.8              63.4
                                             -----             -----             -----             -----

Gross profit                                  35.4              35.4              36.2              36.6
Store expenses                                25.4              23.2              23.9              23.1
General and administrative expenses            9.8              10.7               9.7               9.8
                                             -----             -----             -----             -----

Income from operations                          .2               1.5               2.6               3.7
                                             -----             -----             -----             -----

Income before cumulative effect
  of change in accounting principle             .2               1.1               1.7               2.2
Cumulative effect of change in
  accounting principle                           -                 -                 -                .3
                                             -----             -----             -----             -----

Net income                                      .2%              1.1%              1.7%              2.5%
                                             =====             =====             =====             =====

The Company's net sales increased $962,000 and $2,092,000 for the three and nine months ended June 2, 2001, representing a 4.2% and 2.7% increase, respectively, over the comparable prior periods. Of the 4.2% increase in net sales for the three months ended June 2, 2001, $751,000 was due to sales related to new store openings, net of sales reductions from closed stores, and the balance represents an increase in comparable store sales of $211,000 or 1% over the comparable prior period. The increase in net sales for the nine months ended June 2, 2001 was primarily attributable to a $1,792,000 or 2.4% increase in comparable store sales over the comparable prior period. On a week-for-week aligned basis due to a shift in the accounting calendar as a result of the fiscal year ending September 2, 2000 having an extra week, sales from stores opened at least one year improved .9% and 1.8% for the three and nine months ended June 2, 2001, respectively.

Gross profit as a percentage of net sales remained unchanged for the three months ended June 2, 2001 as compared to the comparable prior period. Gross profit as a percentage of net sales decreased .4% for the nine months ended June 2, 2001 from the comparable prior period due to an increase in freight costs as a result of addditional shipments to facilitate new store openings, and higher freight rates.

                                  RAG SHOPS, INC. AND SUBSIDIARIES

Store expenses for the three months ended June 2, 2001 increased $730,000 from the comparable prior period, or 2.2% as a percentage of net sales, principally due to payroll and payroll related expenses incurred in connection with new stores opened during the current fiscal year plus additional advertising expense, partially offset by reductions in expenses related to closed stores. The increase in advertising costs is due to higher penetration costs in the new store markets as compared to the closed store markets, and a decrease in vendor participation. Store expenses increased $1,139,000, or .8% as a percentage of net sales, for the nine months ended June 2, 2001 from the comparable prior period principally due to an increase in payroll and payroll related expenses that were primarily attributable to new stores opened in the current fiscal year. Advertising costs as a percentage of net sales remained unchanged for the current nine month period compared to the comparable prior period.

General and administrative expenses decreased $99,000 and increased $71,000 for the three and nine months ended June 2, 2001, respectively, over the comparable prior periods. The decrease for the three months ended June 2, 2001 is primarily due to reductions in payroll and payroll related expenses partially offset by the cost of operation of a secondary distribution center to facilitate the flow of additional imported seasonal merchandise for the entire three months of this fiscal quarter as compared to only one month of the comparable prior fiscal quarter. The increase in general and administrative expenses for the nine months ended June 2, 2001 is primarily due to the operation of the secondary distribution center for nine months in the current fiscal year-to-date compared to five months in the prior comparable period, partially offset by reductions in payroll and payroll related expenses. As a percentage of net sales, general and administrative expenses decreased .9% for the three months ended June 2, 2001 and remained virtually unchanged for the nine months ended June 2, 2001 with a
 .1% decrease from the comparable prior period. The decrease for the three months ended June 2, 2001 is a result of the decrease in expenses accompanied by an increase in net sales, and the decrease for the nine months ended June 2, 2001 is a result of the Company being able to leverage the increase in expenses against the increase in net sales.

Interest income, net decreased $28,000 and increased $127,000 for the three and nine months ended June 2, 2001, respectively, from the comparable prior periods. The decrease for the three months was due to a decrease in average investment levels, primarily due to the opening of four new stores in the current fiscal year as compared to no new store openings during the prior comparable period, and lowering of short-term investment rates. The increase for the nine months was also affected by these factors but was primarily the result of the repayment of borrowings on the Company's line of credit in the first quarter of last fiscal year. See "Liquidity and Capital Resources".

Net income decreased $204,000 for the three months ended June 2, 2001 as compared to the comparable prior period due to the increase in store expenses partially offset by an increase in net sales and reduction in general and administrative expenses. Net income decreased $574,000 for the nine months ended June 2, 2001 compared to the comparable prior period as a result of an increase in operating expenses and, in the prior year, the cumulative effect of a change in accounting principle that was partially offset by an increase in comparable store sales and the increase in interest income, net.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Seasonality

The Company's business is seasonal, which the Company believes is typical of the retail craft and fabric industry. The Company's highest sales and earnings levels traditionally occur between September and December. The Company has historically operated at a loss during the fourth quarter of its fiscal year, the June through August summer period.

Year to year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including the timing and duration of holiday selling seasons and the timing of new store openings and promotional markdowns.

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended June 2, 2001, the Company relied on internally generated funds and credit made available by suppliers to finance inventories and new store openings. In addition to these capital sources, the Company also relied on short-term borrowings during the nine months ended May 27, 2000.

The Company's working capital increased $1,144,000 for the nine months ended June 2, 2001 as compared to the September 2, 2000 amount primarily because the Company retained its net income for this period and reduced its merchandise inventories, thus enabling the Company to increase its short-term investments and reduce its trade payables.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (7.00% at June 2, 2001). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $0 and $7,490,000 for the nine months ended June 2, 2001 and May 27, 2000, respectively. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the nine months ended June 2, 2001 and May 27, 2000 amounted to $4,118,000 and $10,666,000, respectively, and $1,338,000 and $266,000, respectively, was used for purchases of property and equipment. During the nine months ended June 2, 2001 the Company opened four new stores, closed three existing stores and was operating sixty-six stores at the end of the period. During the remainder of the fiscal year ending September 1, 2001, the Company anticipates opening one additional new store and closing one additional store. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses have historically approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, as opportunities evolve, the Company will redeploy assets of stores being closed to new stores in order to curtail the costs of opening new stores.

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
























                                  Page 11of 12

                        RAG SHOPS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. - 5.  Not Applicable

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

                                         RAG SHOPS, INC.



Date: July 9, 2001                       s/ Stanley Berenzweig
                                         --------------------------
                                         Stanley Berenzweig
                                         Chairman of the Board and
                                         Chief Executive Officer



Date: July 9, 2001                       /s/ Frederick A. Gunzel
                                         -----------------------------
                                         Frederick A. Gunzel
                                         Principal Financial Officer and
                                         Principal Accounting Officer












                                           Page 12 of 12


<