Form 10-K
period 2001-09-01
RAG SHOPS INC
filed 2001-12-14
CIK 874385

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 1, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE
    ACT OF 1934

    For the transition period from_____to _____

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
    Yes    X                      No ____
        -------

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                 -----

As of October 31, 2001, there were outstanding 4,799,183 shares of Common Stock. Based on the price at which stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $5,267,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2001 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

Certain exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, as listed in response to Item 14(a)(3).

[The remainder of this page is intentionally blank.]

                                     PART I

ITEM 1. BUSINESS

GENERAL

Rag Shops, Inc., a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey corporation having the same name which was incorporated in September 1984, as a holding company for numerous subsidiaries that have operated retail stores since 1963. As of September 1, 2001 Rag Shops, Inc. operated 66 specialty retail stores that sell competitively priced craft and fabric merchandise. The Company caters to value conscious consumers who create decorative accessories and sew. The Company believes that its wide selection of currently popular merchandise, value-oriented pricing policy and commitments to both customer service and advertising are principal factors contributing to its results. The Company's stores are destination-oriented and also attract shoppers from other stores located in the same shopping centers.

As of September 1, 2001, the Company operated 36 retail stores in New Jersey, 18 in Florida, five in Pennsylvania, five in New York and two in Connecticut. The Company anticipates opening three stores and closing three stores during its fiscal year ending August 31, 2002. The Company's expansion strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. The following table sets forth information with respect to store openings and closings since fiscal 1997.

                                                                            FISCAL YEARS

                                                    2001             2000            1999              1998             1997
                                                    ----             ----            ----              ----             ----

Stores open at beginning of period                     65                69              66               66                67
Stores opened during period                             5                 0               5                2                 4
Stores closed during period                             4                 4               2                2                 5
Stores open at end of period                           66                65              69               66                66

Retail square footage at end of period            707,800           663,300         695,400          642,000           624,700

PRODUCTS

The Company's stores offer a diverse and extensive assortment of value-priced crafts, fabrics, and related items to creative craft and sewing consumers.

Each of the Company's stores offers craft, fabric and related products. Craft items include silk flowers, wicker, picture frames, wood products, stitchery, yarn, wearable art, art supplies and craft supplies. Fabric items available at the Company's stores include apparel and home decorative fabrics, trimmings, patterns and sewing notions. As of September 1, 2001, 62 stores offer custom picture framing. The Company also sells a wide variety of seasonal merchandise with special emphasis on the Easter, Back-to-School, Halloween and Christmas seasons.

Through their purchase of craft, fabric and other items, used either individually or in combination, the Company's customers can hand-make a wide variety of finished products for personal use, gifts, home beautification and seasonal decoration. For example, fabrics can be made into career, leisure, children's, bridal and special occasion fashions, draperies and upholstery for home decoration and hand made quilts and, from the Company's selection of craft items, customers can create needle point and stitchery, personalized hand painted apparel, floral arrangements and dolls.

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

Merchandise at the Company's stores is displayed on conveniently arranged fixtures to facilitate customer access. The general layout of merchandise, adjusted seasonally and as otherwise necessary to adapt to marketing conditions, is planned by the Company's management to give prominence to the types of merchandise currently in demand.

Approximately five percent of the Company's net sales are expended on a 52-week per year advertising program. The Company utilizes freestanding newspaper inserts, alternating with newspaper print advertisements. These newspaper inserts are also displayed at the front of each store and describe a calendar of promotions emphasizing special sales items, seasonal products and other currently popular merchandise. Approximately three million people regularly receive the freestanding newspaper inserts.

For the Back-to-School season and holiday seasons of Easter, Halloween and Christmas, the Company utilizes a fully developed merchandising program including special inventory, layout, instructional ideas and promotions with highly focused displays. During these peak seasons approximately 25% of store selling space is devoted to seasonal merchandise.

SEASONALITY

The Company's business is seasonal, which the Company believes is typical of the retail craft and fabric industry. The Company's highest sales and earnings levels historically occur between September and December. Historically the Company has operated at a loss during its fourth fiscal quarter, the June through August summer period. The Company's results of operations depend significantly upon the sales generated from September through December and any material decrease in sales for such period could have a material adverse effect upon the Company's profitability. See "Management's Discussion and Analysis of Financial condition and Results of Operations-Seasonality."

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

Stores are generally open from 10:00 A.M. to 9:00 P.M. Monday through Saturday and 11:00 A.M. to 6:00 P.M. on Sunday, with extended hours during the Christmas season. All stores are operating with point-of-sale cash register systems. Approximately 57% of receipts at the Company's stores are in the form of cash or check, with the balance paid for with MasterCard, Visa, Discover or American Express charge cards.

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

Consistent with industry practice, merchandise from manufacturers in the Far East is ordered four to six months in advance to assure delivery prior to the selling season for the merchandise. Letters of credit are frequently issued to foreign manufacturers with specific terms regarding the merchandise ordered, inspection prior to shipment, and time and place of delivery. The Company assumes the risk of loss on a F.O.B. basis when goods are delivered to a shipper and is insured against casualty losses arising during shipping.

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

EMPLOYEES

As of September 1, 2001, the Company has approximately 1,290 employees, consisting of approximately 310 full time and 980 part time employees. Full time personnel consist of approximately 210 salaried and 100 hourly employees. All part time personnel are hourly employees. During seasonal peak periods, the Company hires temporary personnel. Approximately 43 employees in the Company's distribution center are covered by a collective bargaining agreement with Local 161 of the Union of Needletrades, Industrial and Textile Employees, AFL-CIO. This agreement expires in March 2002. The Company considers its relationships with its employees to be good.

TRADEMARKS

The Company's trademark "THE RAG SHOP" was registered with the United States Patent and Trademark Office on September 9, 1969 for fabrics, wearing apparel and home furnishings; and has been renewed through September 9, 2009. Variations of this mark have been registered by the Company to stand for its retail services and for numerous goods sold by the Company at its retail outlets. These marks are all renewable indefinitely so long as the marks are used by the Company.

ITEM 2. PROPERTIES

The Company's executive office facilities and its Hawthorne, New Jersey store occupy approximately 15,900 and 17,600 square feet, respectively, in the same strip shopping center in Hawthorne, New Jersey. The store and offices are leased from Momar Realty L.L.C., the two members of which are Stanley Berenzweig, Chairman of the Board and Doris Berenzweig, Secretary. The Company's distribution center and all of its other stores are leased from non-affiliates of the Company.

The Company's 85,000 square foot distribution center is located in Paterson, New Jersey. The Company believes that its distribution center is adequate for its needs through the expiration of the current term of the lease in July 2004. The Company leases approximately 50,000 square feet of additional warehouse space on a month-to-month basis to accommodate seasonal merchandise and expedite distribution of merchandise to stores. Such additional space was leased for the full twelve months of the year 2001 and is expected to be leased for the full twelve months of 2002.

The Company's stores, all of which are located in leased facilities, range in size from approximately 6,200 square feet to 17,700 square feet. The average size of the Company's stores is approximately 10,700 square feet with approximately 90% of the area of each store representing selling space. The Company seeks to open new stores in the range of approximately 15,000 to 20,000 square feet. However, the Company often maintains options to expand store size and will exercise those options or otherwise enlarge particular stores as circumstances warrant. The following table sets forth the number of store leases due to expire, including options to renew, during the calendar year indicated.

                                LEASE EXPIRATIONS

       YEAR               NUMBER             YEAR             NUMBER
       ----               ------             ----             ------

       2002                 2                2016               4
       2003                 2                2017               9
       2004                 2                2018               6
       2005                 2                2019               8
       2006                 1                2020               4
       2008                 3                2021               3
       2011                 3                2023               2
       2012                 2                2024               2
       2013                 4                2026               4
       2014                 1                2027               2

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 1, 2001.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Effective September 24, 1999 the Company's Common Stock began trading on the NASDAQ SmallCap Market ("NASDAQ") under the symbol "RAGS". The Company's Common Stock previously traded on the NASDAQ National Market.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock as reported by NASDAQ. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                    HIGH           LOW
          FISCAL YEAR ENDED SEPTEMBER 1, 2001

          First Quarter                                 $ 2.750       $ 1.938
          Second Quarter                                  3.000         2.000
          Third Quarter                                   2.750         2.080
          Fourth Quarter                                  2.800         2.050

          FISCAL YEAR ENDED SEPTEMBER 2, 2000

          First Quarter                                 $ 2.438       $ 1.625
          Second Quarter                                  2.250         1.813
          Third Quarter                                   2.344         1.813
          Fourth Quarter                                  3.094         2.156

On October 31, 2001, the closing price of the Common Stock was $2.360.

The approximate number of stockholders of record of the Common Stock at October 31, 2001 was 352. The number of beneficial owners whose shares are held by banks, brokers and other nominees exceeds 950.

On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. The Company has not paid any cash dividends. The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends on the Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider. In addition, pursuant to the Company's bank line of credit, the Company is prohibited from declaring dividends in any year in excess of its earnings for such year or which would otherwise result in a violation of the Company's covenant to maintain a tangible net worth (as defined in the line of credit commitment letter) of $9,000,000. The Company's tangible net worth for the period ended September 1, 2001 was $23,720,421.

ITEM 6.    SELECTED FINANCIAL DATA


                                                                               FISCAL YEAR ENDED (1)
                                               September 1,      September 2,       August 28,        August 29,        August 30,
                                                   2001              2000              1999              1998              1997
                                                   ----              ----              ----              ----              ----

                                                              (In thousands, except common stock data and statistics)
OPERATIONS
Net sales                                       $  100,888       $  100,208        $   94,781        $   90,566        $   86,528
Gross profit                                        35,756           36,543            33,915            32,722            31,044
Store expenses and general
   and administrative expenses                      35,740           34,582            33,163            31,167            30,578
Interest income (expense), net                         128               31               (83)              (61)             (115)
Income before income taxes and
   cumulative effect of change in
   accounting principle                                143            1,991               668             1,544               351
Income before cumulative effect of
   change in accounting principle                       46            1,198               402               942               207
Cumulative effect of change in
   accounting principle, net of tax                      0              198                 0                 0                 0
Net income                                      $       46       $    1,396        $      402        $      942        $      207

COMMON STOCK DATA (2)

Basic and diluted earnings per share:
Income before cumulative effect of
   change in accounting principle               $      .01       $      .25        $      .08        $      .20        $      .04
Cumulative effect of change in
   accounting principle                                  0              .04                 0                 0                 0
                                              ------------     ------------      ------------      ------------      ------------

Net income                                      $      .01       $      .29        $      .08        $      .20        $      .04

Book value per share                            $     4.94       $     4.93        $     4.59        $     4.59        $     4.39
Weighted average shares and
   equivalents outstanding:
  Basic                                          4,801,583        4,813,476         4,744,408         4,740,063         4,740,063
  Diluted                                        4,807,665        4,813,871         4,754,996         4,788,196         4,764,977

FINANCIAL POSITION

Working capital                                 $   19,049       $   19,640        $   17,298        $   17,095        $   16,256
Total assets                                        35,634           34,580            37,869            33,318            32,264
Short-term debt                                          0                0             6,570             2,194             3,119
Long-term debt                                           0                0                 0                 0               554
Stockholders' equity                            $   23,720       $   23,670        $   22,104        $   21,742        $   20,800

                                                                          FISCAL YEAR ENDED (1)
                                         September 1,       September 2,        August 28,         August 29,        August 30,
                                             2001               2000               1999               1998              1997
                                             ----               ----               ----               ----              ----

                                                          (In thousands except common stock data and statistics)
STATISTICS

Net sales increase                              0.7%               5.7%               4.7%               4.7%              3.3%
Comparable store net sales
  increase (decrease) (3)                      (0.7%)              4.2%               0.2%               3.2%              3.8%
Comparable store net sales
  increases on a 52 week
  aligned basis (3)                             0.8%               2.5%               0.2%               3.2%              3.8%
Return on net sales, after
  income taxes                                  0.1%               1.4%               0.4%               1.0%              0.2%
Return on average
  stockholders' equity                          0.2%               6.1%               1.8%               4.4%              1.0%
Average net sales per gross
  square foot (4)                          $    146           $    147           $    141           $     143          $    139
Average net sales per store
  (000's) (4)                              $  1,534           $  1,490           $  1,399           $   1,374          $  1,296
Stores open at end of
  period                                         66                 65                 69                  66                66


(1) Fiscal 2000 is a 53-week fiscal year. All other years shown are 52-week fiscal years.

(2) On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock, which was paid on August 10, 1999 to stockholders of record on July 14, 1999. Share and per share data presented for all periods has been adjusted to give retroactive effect to the dividend.

(3) Comparable store sales increases (decreases) for a fiscal year include stores commencing with their thirteenth consecutive entire fiscal month. Comparable store net sales increases on a 52 week aligned basis are arrived at by eliminating the unaligned 53rd week from fiscal 2000 before comparing the result with the prior and succeeding year.

(4) For purposes of calculating these amounts, the number of stores and the amount of gross square footage have been adjusted to reflect the number of months during the period that new stores were open. These amounts have not been adjusted to reflect the seasonal nature of the Company's net sales or the resulting impact of opening stores in different periods during the year. See "Management's Discussion and Analysis of Financial condition and Results of Operations-Seasonality."











ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth as a percentage of net sales, certain items appearing in the Company's Consolidated Income Statements for the indicated years.

                                                                                  YEAR ENDED
                                                              September 1,       September 2,        August 28,
                                                                  2001               2000               1999
                                                                  ----               ----               ----

      Net sales                                                    100.0%            100.0%             100.0%
      Cost of merchandise sold and
        occupancy costs                                             64.5              63.5               64.2
                                                                  ------             -----             ------

      Gross profit                                                  35.5              36.5               35.8
      Store expenses                                                25.1              24.1               24.6
      General and administrative expenses                           10.3              10.4               10.4
                                                                  ------            ------             ------

      Income from operations                                         0.1%              2.0%               0.8%

      Net income                                                     0.1%              1.4%               0.4%


The Company's net sales increased in fiscal 2001 by $680,000 or .7%. Sales from comparable stores opened at least one year decreased $637,000 or .7%. The sales comparison is affected by the number of weeks contained in each fiscal year since fiscal 2000 includes a 53rd fiscal week while fiscal 2001 is based on a 52 week period. On a fully aligned, week-for-week comparative basis, net sales in fiscal 2001 increased by $2,206,000 or 2.2% over the comparable prior period due to increases in comparable store sales of $746,000 or .8%, in addition to new store sales of $1,460,000 net of the impact of closed stores. The comparable store sales increase was negatively affected in the Company's fiscal 2001 fourth quarter by an unsuccessful change in promotional strategy and later distribution of seasonal merchandise compared to fiscal 2000. Net sales increased in fiscal 2000 by $5,427,000 or 5.7%. Sales from comparable stores increased $3,811,000 or 4.2%. The 53rd fiscal week contributed sales of $1,529,000 or an increase of 1.6% of the sales increase over fiscal 1999. Management believes that refinements to the presentation of its bi-weekly newspaper insert in addition to an enhanced selection of promotional items in the fourth quarter of fiscal 2000 were significant factors in the improvement of comparable store sales.

Gross profit decreased $787,000, or 1.0% as a percent of net sales, in fiscal 2001 as compared to fiscal 2000. The percentage change was primarily due to a return to historic inventory shrinkage results, as compared to the favorable inventory shrinkage result experienced in fiscal 2000, coupled with a combination of increases in occupancy and freight costs. Occupancy expense increased because of higher square footage and rent costs of new stores as compared to closed stores as well as contractual increases in rent for existing stores. Freight expense rose primarily due to higher unit costs. Gross profit improved by $2,628,000 and 0.7% in fiscal 2000 as compared to fiscal 1999. The increase was primarily due to the favorable inventory shrinkage results and an improvement in the initial mark-up on seasonal import merchandise.

Store expenses increased by $1,230,000 or 5.1%, and, as a percentage of net sales, increased by 1.0% in fiscal 2001 as compared to fiscal 2000 principally due to an increase in payroll and payroll related expenses that was primarily due to new store openings net of store closings, and additional costs incurred in connection with the Company's annual physical inventory to inaugurate a company wide SKU (stock keeping unit) level inventory system to help improve the Company's sales performance and tighten inventory control. Store expenses increased by $839,000 or 3.6%, and, as a percentage of sales, decreased by .5% in fiscal 2000 as compared to 1999. The increase in fiscal 2000 store expenses was primarily due to an increase in payroll and payroll related expenses, an extra week of expenses to support the 53rd fiscal week of sales and an increase in credit card processing costs resulting from an increase in credit card tenders. The increase in fiscal 2000 store expenses was partially offset by reduced advertising expenses. The decrease in store expenses as a percent of net sales was principally due to the ability of the Company to leverage expenses against the increase in net sales.

General and administrative expenses decreased by $72,000 or .7% in fiscal 2001, and, as a percentage of net sales, decreased by .1% as compared to fiscal 2000. The lower general and administrative expense in fiscal 2001 is primarily due to decreases in payroll and related expenses, and professional fees, partially offset by increases in property and casualty insurance premiums and rent for the Company's distribution center. In fiscal 2000, general and administrative expenses increased by $580,000 or 5.9% as compared to fiscal 1999. The increase is primarily due to an extra fiscal week of operating expenses, an increase in payroll, due to higher bonuses earned by non-officers and an increase in the amortization of restricted stock awards, and increases in health insurance costs and professional fees. As a percentage of net sales, general and administrative expenses remained relatively constant in fiscal 2000 and 1999 as the Company was able to leverage these expenses against increases in net sales.

Interest income, net increased in fiscal 2001 as compared to fiscal 2000 because the Company entered fiscal 2001 without bank debt and was able to maintain that condition throughout the majority of the year, thus allowing an increase in investment of cash provided by operating activities over that experienced in fiscal 2000. Interest income, net increased in fiscal 2000 as compared to fiscal 1999 due to an increase in cash provided by operating activities and a decrease in cash used for the purchase of property and equipment. These factors enabled the Company to repay all borrowings under the Company's line of credit and remain free of bank debt commencing in January 2000 through the end of the year. See "Liquidity and Capital Resources."

The effective tax rate for 2001 was 67.8% as compared to 39.7% in 2000. The increase is primarily due to a higher effective state and local income tax rate due to minimum tax requirements. The effective tax rate for 2000 was 39.7% as compared to 39.9% in 1999. The decrease is primarily due to a lower effective state and local income tax rate.

Net income decreased by $1,350,000 for fiscal 2001 as compared to fiscal 2000 due to the decrease in gross profit and the increase in store expenses, which was partially offset by the decrease in general and administrative expenses and the increase in interest income, net. Net income increased by $995,000 for fiscal 2000 as compared to fiscal 1999 due to the increase in net sales and gross profit and a change in accounting for merchandise inventories that was partially offset by an increase in operating expenses.

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

Year to year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including (1) the timing and duration of holiday selling seasons, (2) the timing of new store openings and promotional markdowns and (3) every seven years, the retail calendar, contains a 53rd week as compared to a 52 week year for all other years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. In fiscal 2001 and fiscal 2000, the Company relied on internally generated funds, trade credit made available by suppliers and short-term borrowings to finance inventories and new store openings. Nearly all of the Company financing was provided through internally generated funds and trade credit.

The Company's working capital has decreased $591,000 in fiscal 2001 as compared to 2000 primarily as a result of an increase in trade payables and other current obligations partially offset by an increase in prepaid expenses.

The Company maintains a credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. The line of credit was increased from $8,000,000 to $10,000,000 on August 31, 1999. Borrowings under the line of credit bear interest at the bank's prime rate (6.50% at September 1, 2001). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of September 1, 2001, the Company was in compliance with such covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount outstanding at a point in time under the line was $545,000, $7,490,000, and $7,010,000 during fiscal 2001, fiscal 2000 and fiscal 1999, respectively. There were no direct borrowings outstanding under the line of credit at September 1, 2001 or September 2, 2000. The Company intends to maintain the availability of the line of credit for working capital requirements and in order to be able to take advantage of future opportunities.

The Company purchases merchandise directly from manufacturers in the Far East. These purchases are payable in United States dollars and are either by direct payment or supported by letters of credit. The results of operations of the Company have not been affected by foreign currency fluctuation. At September 1, 2001, the Company had outstanding letters of credit in the amount of $196,854.

During fiscal 2001, fiscal 2000 and fiscal 1999, the Company had net cash provided by (used in) operating activities of $1,526,000, $7,537,000 and $(2,707,000), respectively, and used $1,890,000, $591,000 and $1,579,000, respectively for purchases of property and equipment. Cash provided by operating activities in fiscal 2001 resulted primarily from depreciation, and increases in trade payables and other current obligations, partially offset by an increase in prepaid expenses. In fiscal 2002, the Company expects to open three new stores and close three existing stores. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses have historically approximated $350,000 per store. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores. The Company believes that its cash at September 1, 2001, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the craft retail industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in the Company's filings with the Securities and Exchange Commission).

RECENT ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective September 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

o effective September 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining many of the requirements of such statement.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that management evaluates carefully to minimize earnings volatility. At September 1, 2001, and during each of the three years in the period then ended, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not have any foreign currency exposure. As discussed in Note 3 of the Notes to Consolidated Financial Statements, loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (6.50% at September 1, 2001). There were no loans outstanding under any such line of credit at September 1, 2001 or September 2, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See Item 14(a) in Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


On April 18, 2000 the Company dismissed Deloitte & Touche, LLP ("Deloitte & Touche") as the Company's independent auditor. The decision to change independent auditors was unanimously recommended by the Audit Committee and unanimously approved by the Board of Directors of the Company.

Deloitte & Touche's report on the Company's financial statements for the year ended August 28, 1999 was unqualified and there were no disagreements existing between the Company and Deloitte & Touche with respect to any matter of accounting principles, practices, financial statement disclosure or auditing scope or procedure.

On April 18, 2000, in order to replace Deloitte & Touche the Company engaged Grant Thornton LLP ("Grant Thornton") as the Company's independent auditor and principal accountant to audit the Company's financial statements. The Company had not previously consulted Grant Thornton regarding either the application of accounting principles or any other reportable matter.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required for this item is incorporated by reference to the Company's 2001 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 1, 2001.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference to the Company's 2001 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 1, 2001.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this item is incorporated by reference to the Company's 2001 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 1, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item is incorporated by reference to the Company's 2001 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 1, 2001.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)   FINANCIAL STATEMENTS                                       PAGE
        ---------------------
        Report of Independent Certified Public Accountants         F-1

        Independent Auditors' Report                               F-2

        Consolidated Balance Sheets as of September 1, 2001 and
        September 2, 2000                                          F-3

        Consolidated Statements of Income for the
        years ended September 1, 2001, September 2, 2000 and
        August 28, 1999                                            F-4

        Consolidated Statements of Stockholders'
        Equity for the years ended September 1, 2001, September
        2, 2000 and  August 28, 1999                               F-5

        Consolidated Statements of Cash Flows for
        the years ended September 1, 2001, September 2, 2000
        and August 28, 1999                                        F-6

        Notes to Consolidated Financial Statements                 F-7 - F-15

  (b)   EXHIBITS
        3.1*     Certificate of Incorporation of the Company
        3.2*     By-Laws of the Company
        10.1*    Promissory Note (Revolving) with Valley National
                 Bank
        10.2*    1991 Stock Option Plan
        10.3*    Lease between Momar Realty Co. and the Company,
                 dated as of March 1, 1991
        10.4**   1999 Incentive Stock Award Plan
        10.5**   Change in Registrants Certifying Accountant
        21.1     List of subsidiaries of the Company
        23.1     Consent of Grant Thornton LLP
        23.2     Consent of Deloitte & Touche LLP
        24.1     Power of Attorney to sign Form 10-K (set forth on page 16)
        27       Financial Data Schedule (Filed electronically with SEC only)

  (c)   FINANCIAL STATEMENT SCHEDULES
        -----------------------------
        None of these schedules are required.

  (d) The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.
** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Hawthorne, New Jersey, on December 14, 2001.

                                              RAG SHOPS, INC.
                                         By: /S/ STANLEY BERENZWEIG
                                         --------------------------
                                          STANLEY BERENZWEIG, Chairman

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

   SIGNATURE                 TITLE(S)                      DATE

   /S/ STEVEN B. BARNETT     Executive Vice President and  December 14, 2001
   --------------------      Director
    Steven B. Barnett

   /S/ EVAN BERENZWEIG       Senior Vice President and     December 14, 2001
   --------------------      Director
    Evan Berenzweig

   /S/ STANLEY BERENZWEIG    Principal Executive           December 14, 2001
   ----------------------    Officer and Director
    Stanley Berenzweig

   /S/ MARIO CIAMPI          Director                      December 14, 2001
   ----------------
    Mario Ciampi

   /S/ FRED J. DAMIANO       Director                      December 14, 2001
   -------------------
    Fred J. Damiano

   /S/ FREDERICK A. GUNZEL   Vice President and Chief      December 14, 2001
   -----------------------   Financial Officer
   Frederick A. Gunzel

   /S/ JUDITH LOMBARDO       Senior Vice President and     December 14, 2001
   -------------------       Director
    Judith Lombardo

   /S/ ALAN C. MINTZ         Director                      December 14, 2001
   -----------------
    Alan C. Mintz

                                 RAG SHOPS, INC.

                                INDEX TO EXHIBITS


  Exhibit                                                        Sequentially
  NUMBER   DESCRIPTION OF EXHIBITS                               NUMBERED PAGES

  3.1      Certificate of Incorporation of the Company                 *

  3.2      By-Laws of the Company                                      *

  10.1     Promissory Note (Revolving) with Commercial Lending         *
           Institution

  10.2     1991 Stock Option Plan                                      *

  10.3     Lease between Momar Realty Co. and the Company,             *
           dated as of March 1, 1991

  10.4     1999 Incentive Stock Award Plan                             **

  10.5     Change in Registrants Certifying Accountant                 **

  21.1     List of subsidiaries of the Company                         F-16

  23.1     Consent of Grant Thornton LLP

  23.2     Consent of  Deloitte & Touche LLP

  24.1     Power of Attorney to sign Form 10-K
            (set forth on page 17)



--------------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.

 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
 and Stockholders

Rag Shops, Inc.
Hawthorne, New Jersey

We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and its Subsidiaries as of September 1, 2001 and September 2, 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended September 1, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rag Shops, Inc. and Subsidiaries as of September 1, 2001 and September 2, 2000, and the results of their operations and their cash flows for each of the two years in the period ended September 1, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its method of calculating inventory for the year ended September 2, 2000.

Grant Thornton  LLP
Edison, New Jersey
November 27, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
 and Stockholders

Rag Shops, Inc.
Hawthorne, New Jersey

We have audited the accompanying statements of income, changes in stockholders' equity and cash flows of Rag Shops, Inc. and Subsidiaries for the year ended August 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Rag Shops, Inc. and Subsidiaries for the year ended August 28, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Parsippany, New Jersey
November 11, 1999

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 September 1,        September 2,
                                                                     2001                2000
                                                                     ----                ----

ASSETS
CURRENT ASSETS
   Cash                                                         $       953,224     $    1,310,604
   Merchandise inventories                                           27,806,578         27,805,318
   Prepaid expenses                                                   1,194,277            483,314
   Other current assets                                                 153,565             98,938
   Deferred income taxes                                                855,346            852,046
                                                                  -------------       ------------

                 Total current assets                                30,962,990         30,550,220

PROPERTY AND EQUIPMENT, NET                                           4,186,012          3,613,215
DEFERRED INCOME TAXES                                                   436,002            349,802
OTHER ASSETS                                                             49,485             66,707
                                                                  -------------     --------------

TOTAL ASSETS                                                    $    35,634,489    $    34,579,944
                                                                ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                     $     8,348,552    $     7,762,720
   Accrued expenses and other current
     liabilities                                                      2,680,378          2,011,823
   Accrued salaries and wages                                           719,952            893,123
   Income taxes payable                                                 165,186            242,362
                                                                  -------------       ------------

                 Total current liabilities                           11,914,068         10,910,028

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     2,000,000 shares authorized;
     no shares issued or outstanding                                          0                  0
   Common stock, $.01 par value,
     13,000,000 shares authorized;
     4,826,063 (4,799,183) shares and 4,828,463 (4,801,583)
     shares issued (outstanding) at September 1, 2001
     and September 2, 2000, respectively                                 48,261             48,285
   Additional paid-in capital                                         6,237,666          6,242,293
   Unamortized restricted stock awards                                   (3,065)           (12,100)
   Retained earnings                                                 17,501,633         17,455,512
   Treasury stock, at cost, 26,880 shares                               (64,074)           (64,074)
                                                                  -------------       ------------

Total stockholders' equity                                           23,720,421         23,669,916
                                                                  -------------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    35,634,489    $    34,579,944
                                                                ===============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                                               Fiscal Year Ended
                                                                               -----------------
                                                                September 1,      September 2,       August 28,
                                                                    2001              2000              1999
                                                                    ----              ----              ----

NET SALES                                                        $100,887,768      $100,207,583      $ 94,780,965

COST OF MERCHANDISE SOLD AND
  OCCUPANCY COSTS                                                  65,131,965        63,665,075        60,866,108
                                                                -------------     -------------     -------------

Gross profit                                                       35,755,803        36,542,508        33,914,857
                                                                -------------     -------------     -------------

OPERATING EXPENSES:
  Store expenses                                                   25,380,995        24,150,617        23,311,717
  General and administrative
     expenses                                                      10,359,372        10,431,531         9,851,633
                                                                -------------     -------------     -------------

Total operating expenses                                           35,740,367        34,582,148        33,163,350
                                                                -------------     -------------     -------------

INCOME FROM OPERATIONS                                                 15,436         1,960,360           751,507

INTEREST INCOME (EXPENSE), Net                                        127,885            30,562           (83,184)
                                                                -------------     -------------     --------------

INCOME BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                        143,321         1,990,922           668,323

PROVISION FOR INCOME TAXES                                             97,200           793,000           266,700
                                                                -------------     -------------     -------------

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                         46,121         1,197,922           401,623

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF INCOME
TAX EFFECT OF $127,000                                                      0           198,496                 0
                                                                -------------     -------------     -------------

NET INCOME                                                    $        46,121   $     1,396,418    $      401,623
                                                                =============     =============      ============

BASIC AND DILUTED EARNINGS PER
COMMON SHARE:

   INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                       $.01               $.25             $.08

   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                    0                .04                0
                                                                        ----                ---             ----

   NET INCOME                                                           $.01               $.29             $.08
                                                                        ====               ====             ====


The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR YEARS ENDED AUGUST 28, 1999, SEPTEMBER 2, 2000 AND SEPTEMBER 1,2001

                                                                        Additional    Unamortized
                                   Common Stock            Paid-In       Restricted      Retained        Treasury
                                Shares       Dollars       Capital         Stock         Earnings         Stock          Total
                                                                           Awards
BALANCE, AUGUST
  29, 1998                     4,514,400      $ 45,144     $6,039,162      $       0    $ 15,657,471     $     0      $  21,741,777

Acquisition of treasury
  stock                                0             0              0              0               0     (64,074)           (64,074)

Issuance of restricted
  stock awards                    97,700           977        231,061       (232,038)              0           0                  0

Stock dividend                   225,663         2,257         (2,396)             0               0           0               (139)

Amortization of restricted
  stock awards                         0             0              0         24,550               0           0             24,550

Net income                             0             0              0              0         401,623           0            401,623
                             -----------   -----------  -------------   ------------  --------------   ---------     --------------

BALANCE, AUGUST
  28, 1999                     4,837,763        48,378      6,267,827       (207,488)     16,059,094     (64,074)        22,103,737

Issuance of restricted
  stock awards                     9,000            90         17,352        (17,442)              0           0                  0

Amortization of restricted
  stock awards                         0             0              0        169,761               0           0            169,761

Forfeiture of restricted
  stock awards                   (18,300)         (183)       (42,886)        43,069               0           0                  0

Net income                             0             0              0              0       1,396,418           0          1,396,418
                             -----------   -----------  -------------   ------------  --------------   ---------     --------------


BALANCE, SEPTEMBER
  2, 2000                      4,828,463        48,285      6,242,293        (12,100)     17,455,512     (64,074)        23,669,916

Amortization of restricted
  stock awards                         0             0              0          4,384               0           0              4,384

Forfeiture of restricted
  stock awards                    (2,400)          (24)        (4,627)         4,651               0           0                  0

Net income                             0             0              0              0          46,121           0             46,121
                             -----------   -----------  -------------   ------------  --------------   ---------     --------------


BALANCE, SEPTEMBER
  1, 2001                      4,826,063   $    48,261  $   6,237,666   $     (3,065)   $ 17,501,633   $ (64,074)    $   23,720,421
                             ===========    ==========   ============    ============    ===========    =========     =============

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Fiscal Year Ended
                                                                                      -----------------
                                                                      September 1,      September 2,       August 28,
                                                                          2001              2000              1999
                                                                          ----              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $      46,121    $   1,396,418     $     401,623
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                          1,276,297        1,414,572         1,371,111
    Deferred income taxes                                                    (89,500)        (187,090)          (98,400)
    Loss on disposition of property and equipment                             34,136           52,399            44,084
    Amortization of restricted stock awards                                    4,384          169,761            24,550
    Cumulative effect of change in accounting principle                            0         (325,000)                0
Changes in assets and liabilities:
    (Increase) decrease in:
    Merchandise inventories                                                   (1,260)       3,082,800        (4,104,490)
    Prepaid expenses                                                        (710,963)          53,440            (5,219)
    Other current assets                                                     (54,627)         125,821          (147,284)
    Other assets                                                              17,222           38,893             5,078
Increase (decrease) in:
     Accounts payable - trade                                                585,832        1,834,152          (626,931)
     Accrued expenses                                                        668,555         (493,205)          528,754
     Accrued salaries and wages                                             (173,171)         288,354           (13,343)
     Income taxes payable                                                    (77,176)          85,450           (86,909)
                                                                        -------------    ------------      -------------

Net cash provided by (used in) operating activities                        1,525,850        7,536,765        (2,707,376)
                                                                        ------------     ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                              6,300              400             1,300
     Payments for purchases of property and equipment                     (1,889,530)        (590,634)       (1,578,888)
                                                                        ------------     ------------      ------------

Net cash used in investing activities                                     (1,883,230)        (590,234)       (1,577,588)
                                                                        ------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of note payable - bank                         1,090,000        5,805,000        20,160,000
     Repayments of note payable - bank                                    (1,090,000)     (12,375,000)      (15,225,000)
     Repayments of long-term debt                                                  0                0          (547,873)
     Acquisition of treasury stock                                                 0                0           (64,074)
     Payment in lieu of stock dividend for fractional shares                       0                0              (139)
                                                                        ------------     ------------      -------------

     Net cash provided by (used in) financing activities                           0       (6,570,000)        4,322,914
                                                                        ------------     ------------      ------------

NET (DECREASE) INCREASE IN CASH                                             (357,380)         376,531            37,950

CASH, BEGINNING OF YEAR                                                    1,310,604          934,073           896,123
                                                                        ------------     ------------      ------------

CASH, END OF YEAR                                                      $     953,224    $   1,310,604     $     934,073
                                                                        ============     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
     Cash paid during the year for:
     Interest                                                          $         561    $     198,269     $     49,628
                                                                        ============     ============      ===========
     Income taxes                                                      $     843,731    $   1,002,981     $    373,992
                                                                        ============     ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

  RAG SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 1, 2001, SEPTEMBER 2, 2000 AND AUGUST 28, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Rag Shops, Inc. (the "Company"), a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey Corporation having the same name which was incorporated in 1984. The Company operates a chain of retail craft and fabric stores through its subsidiaries which are located in New Jersey, New York, Pennsylvania, Florida and Connecticut.

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

FISCAL YEAR

The Company's fiscal year end is the Saturday closest to August 31. The financial statements for fiscal year ended September 2, 2000 ("2000") were comprised of 53 weeks. Fiscal years ended September 1, 2001 ("2001") and August 28, 1999 ("1999") were each comprised of 52 weeks.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentations.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expense net of co-op advertising was $4,161,928, $4,107,476 and $4,201,776 for the years ended September 1, 2001, September 2, 2000 and August 28, 1999, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In management's opinion, the fair value of amounts outstanding under its line of credit approximate fair value due to their variable interest rate.

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

STOCK BASED COMPENSATION

The Company has adopted statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As permitted under SFAS No. 123, the Company has elected to follow Accounting Principles Board opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001 SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective September 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

o effective September 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining many of the requirements of such statement.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                               Useful                September 1,            September 2,
                                                                Lives                    2001                    2000
                                                                -----                    ----                    ----
Furniture and fixtures                                        5-10 years             $    9,070,071          $    8,005,659
Leasehold improvements                                          10 years                  3,582,809               3,254,975
Transportation equipment                                       3-7 years                    600,706                 530,258
Data processing equipment                                        5 years                  4,232,438               3,902,223
                                                                                      -------------           -------------

                                                                                         17,486,024              15,693,115

Less accumulated depreciation and
  amortization                                                                           13,300,012              12,079,900
                                                                                     --------------          --------------

                                                                                     $    4,186,012          $    3,613,215
                                                                                       ============            ============

NOTE 3. NOTE PAYABLE - BANK

The Company maintains a credit facility with a bank. The credit facility is renewable annually on or before each December 31 and currently consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. The line of credit was increased from $8,000,000 to $10,000,000 on August 31, 1999. There were no direct borrowings outstanding under the line of credit at both September 1, 2001 and September 2, 2000 and the unused line of credit for direct borrowings and the issuance of letters of credit at September 1, 2001 was $9,803,146. The facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of September 1, 2001, the Company was in compliance with such covenants. Borrowings under the line of credit bear interest payable quarterly at the bank's prime rate (6.50% and 9.50% at September 1, 2001 and September 2, 2000, respectively).

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases
The Company leases its facilities in accordance with operating leases, having initial terms of more than one year, which expire in various years through 2012. Substantially all of the leases contain renewal options. In addition, certain leases require that the Company pay its pro rata share of utilities, taxes, insurance and maintenance. Rent expense for 2001, 2000 and 1999 amounted to $8,175,209, $7,651,778, and $7,382,116, respectively, and includes contingent rentals (computed on a percentage of sales, as defined in the leases) of $28,050, $29,079 and $22,499 respectively.

The Company leases certain premises from an entity controlled by the majority stockholders of the Company. For the years 2001, 2000 and 1999, rental payments under this agreement amounted to $340,349, $338,265 and $288,766, respectively.

Future minimum annual rental commitments under non-cancelable operating leases are as follows:

     Fiscal Year Ended
                                     2002                  $    8,054,680
                                     2003                       7,707,917
                                     2004                       6,448,357
                                     2005                       5,536,338
                                     2006                       4,388,879
                                  Thereafter                    8,741,191
                                                            -------------

                                                           $   40,877,362


Letters of Credit
In addition, at September 1, 2001 the Company has outstanding letters of credit for the purchase of merchandise inventories of approximately $196,854.

Legal Matters
The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceeding that is expected to have a material adverse effect on the Company's results of operations or financial position.

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

                                                                                Fiscal Year Ended
                                                               September 1,        September 2,         August 28,
                                                                   2001                2000                1999
                                                                   ----                ----                ----
   Numerator for basic and diluted earnings per
       share:
       Income before cumulative effect of change in
       accounting principle                                $     46,121             $  1,197,922        $    401,623

       Cumulative effect of change in accounting
       principle, net of income taxes                                 0                  198,496                   0
                                                               --------              -----------         -----------

       Net income                                               $46,121             $  1,396,418        $    401,623
                                                                 ======              ===========             =======

   Denominator:
       Denominator for basic earnings per
       share-weighted average shares                          4,801,583                4,813,476           4,744,408

       Effect of dilutive securities:
       Employee stock options                                     6,082                      395              10,588
                                                            -----------              -----------         -----------

       Denominator for diluted earnings
       per share-adjusted weighted
       average shares and assumed
       conversions                                            4,807,665                4,813,871           4,754,996
                                                              =========                =========           =========

   Basic and diluted earnings per share:
       Income before cumulative effect of change in
       accounting principle                                $        .01             $       .25         $        .08

       Cumulative effect of change in accounting
       principle                                                      -                     .04                    -
                                                             ----------              ----------           ----------

       Net income                                          $        .01             $       .29         $        .08
                                                            ===========              ==========          ===========

On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. Shares and per share data presented for the year ended August 28, 1999 has been adjusted to give retroactive effect to the dividend.

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 17,750 in fiscal 2001, 323,800 in fiscal 2000 and 117,800 in fiscal 1999.

NOTE 7. STOCKHOLDERS' EQUITY

Each share of common stock is entitled to one vote.

In April 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") covering employees and non-employee directors. The Plan permits options to purchase a total of 450,000 shares of common stock, of which 435,600 shares have been reserved by the Company as of September 1, 2001. Such options may be incentive stock options ("ISO") or nonqualified options. The term of an option will not exceed ten years and an option is exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. The options granted are generally exercisable 40% after two years and 20% per year thereafter.

No compensation cost has been recognized for the stock options awarded since they were granted at the fair market value on the date of grant. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                                         Fiscal Year Ended
                                                                      2001                      2000                     1999
                                                                      ----                      ----                     ----
Net income-as reported                                           $        46,121          $     1,396,418           $       401,623
Net income -pro forma                                            $        29,790          $     1,388,349           $       395,292
Net income per share-as reported, basic and diluted              $           .01          $           .29           $           .08
Net income per share pro forma, basic and diluted                $           .01          $           .29           $           .08

There were no options granted during fiscal 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001 and fiscal 2000: dividends yield of 0%, expected volatility of 49% and 30%, respectively, risk-free interest rate of 5.7% and 5.0% respectively and expected lives of 10 years. The weighted average grant date fair value of options issued during fiscal year 2001 and 2000 was $1.50 and $0.97, respectively.

Information with respect to options granted under the Plan is as follows:

                                                          Number of               Exercise Price           Weighted-Average
                                                            Shares                  Per Share               Exercise Price

Outstanding, August 29, 1998                                  300,050                $2.02-$11.76                $3.89
Forfeited or Expired                                          (19,750)               $2.22-$11.76                $6.51
                                                           ----------

Outstanding, August 28, 1999                                  280,300                $2.02-$11.76                $3.70
Granted                                                        56,500                $1.86-$2.325                $2.27
Forfeited or Expired                                           (4,500)               $2.125-$3.00                $2.42
                                                           ----------

Outstanding, September 2, 2000                                332,300                $1.86-$11.76                $3.51
Granted                                                        25,000                   $2.21                    $2.21
Forfeited or Expired                                         (250,550)               $2.34-$6.25                 $3.88
                                                             --------
Outstanding, September 1, 2001                                106,750                $1.86-$11.76                $2.64
                                                             ========


Exercisable, August 28, 1999                                  197,700                $2.02-$11.76                $4.30
Exercisable, September 2, 2000                                229,400                $2.02-$11.76                $4.02
Exercisable, September 1, 2001                                 63,250                $2.02-$11.76                $2.94

The weighted-average remaining contractual life of stock options outstanding at September 1, 2001 is 6.3 years and at September 2, 2000 is 4.9 years. The majority of options as of September 1, 2001 have an exercise price from $1.86 to $3.21.

Effective July 20, 1999, the Company adopted the 1999 Incentive Stock Award Plan (the "Incentive Plan"). The Incentive Plan provides for the award of up to 300,000 shares of the Company's common stock (the "shares") to key employees (including non-executive officers), independent contractors or consultants as determined by the Option Committee of the Board of Directors. The Incentive Plan participants are entitled to dividends and to vote their respective shares, however, the sale or transfer of the shares is restricted during a vesting period. As of September 1, 2001, 107,900 shares have been issued under the Incentive Plan. On July 31, 2000, 80,300 of the outstanding shares vested. As of September 1, 2001, 21,900 shares had been forfeited by individuals who were no longer employed by the Company prior to the end of their required vesting period. As of September 1, 2001, 5,700 of these shares remain unvested. The Company estimated the value of the stock issued based on the market price on the date of grant.

The grant date weighted average fair value of stock awards granted in 1999 was $2.34.

Unamortized restricted stock awards was charged for the market value of the restricted shares at the date of grant. The unamortized restricted stock awards is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized ratably over the vesting period. In fiscal 2001, 2000 and fiscal 1999, $4,384, $169,761 and $24,550 respectively were charged to expense relating to the Incentive Plan.

On May 21, 1999 the Company's Board of Directors approved a discretionary program whereby the Company is authorized to purchase up to 200,000 shares of its outstanding common stock. As of September 1, 2001, September 2, 2000 and August 28, 1999, 26,880 shares are held in treasury.

NOTE 8. INCOME TAXES

The components of income tax expense relating to income consists of the following:

                                                                      Fiscal Year Ended
                                            September 1, 2001         September 2, 2000           August 28, 1999
                                            -----------------         -----------------           ---------------

           Federal:
           Current                              $     121,300              $     920,090             $     379,900
           Deferred                                   (89,500)                  (187,090)                 (173,100)

           State:
           Current                                     65,400                    187,000                   (14,800)
           Deferred                                         0                          0                    74,700
                                                 ------------               ------------              ------------

                                                $      97,200              $     920,000             $     266,700
                                                 ============               ============              ============

The deferred income tax arises from the following temporary differences.

                                                                              Fiscal Year Ended
                                                     September 1, 2001         September 2, 2000            August 28, 1999
                                                     -----------------         -----------------            ---------------

   Uniform inventory capitalization                       $       1,600            $     (10,400)             $      89,100
   Depreciation                                                  48,200                  108,290                     59,600
   Straight-line of leases                                       38,000                   31,500                     16,100
   Amortization of incentive stock awards                         1,700                   57,700                      8,300
   Increase in valuation allowance                                    0                        0                    (74,700)
                                                           ------------             ------------               ------------

                                                          $      89,500            $     187,090              $      98,400
                                                           ============             ============               ============

The effective tax rate differs from the Federal statutory rate as follows:

                                                                              Fiscal Year Ended
                                                     September 1, 2001         September 2, 2000           August 28, 1999
                                                     -----------------         -----------------           ---------------

   Statutory tax rate                                            34.0%                    34.0%                      34.0%
   State and local income taxes,
     net of federal income tax benefit                           30.1                      5.3                        5.9
   Effect of permanent differences and
     other                                                        3.7                      0.4                        0.0
                                                               ------                   ------                     ------

   Effective tax rate                                            67.8%                    39.7%                      39.9%
                                                               ======                   ======                     ======

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

The Company has approximately $8,419,000 of net operating losses in multiple entities and multiple states which expire on various dates from 2007 to 2021.

The tax effect of significant items comprising the Company's deferred income tax assets are as follows:

                                                                                       Fiscal Year Ended
                                                                                 2001                      2000
                                                                                 ----                      ----
   Current deferred income tax assets:
   Uniform inventory capitalization                                         $     787,646             $     786,046
   Amortization of restricted stock awards                                         67,700                    66,000
                                                                             ------------              ------------
                                                                                  855,346                   852,046
                                                                             ------------              ------------

   Non-current deferred income tax assets:
   Straight-line of leases                                                        200,673                   162,673
   Difference between book and tax depreciation  methods                          235,329                   187,129
   Net operating losses for State purposes                                        620,205                   484,539
   Valuation allowance                                                           (620,205)                 (484,539)
                                                                             ------------              ------------
                                                                                  436,002                   349,802
                                                                             ------------              ------------

   Total deferred income tax asset                                          $   1,291,348             $   1,201,848
                                                                                =========                 =========

NOTE 9. EMPLOYEE BENEFIT PLAN

The Company has a voluntary 401(k) savings plan. All non-union employees of the Company are eligible to participate on or after reaching age 21 and completing one year of eligible service. The Company did not make any contributions to the 401(k) plan for fiscal years 2001, 2000 and 1999.

NOTE 10. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of selected quarterly financial data (in thousands of dollars, except per share amounts):

                                                                                  Fiscal Quarter Ended
                                                        December 2,           March 3,             June 2,           September 1,
Fiscal 2001                                                2000                 2001                2001                 2001
-----------
Net sales                                                $    30,048          $    25,760         $    23,692          $    21,388
Gross profit                                                  11,442                8,995               8,379                6,940
Net income (loss)                                              1,282                   44                  46               (1,326)

Earnings (loss) per common share:
  Basic & Diluted                                                .27                  .01                 .01                (.27)
                                                                                  Fiscal Quarter Ended
                                                       November 27,         February 26,           May 27,           September 2,
Fiscal 2000                                                1999                 2000                2000                 2000
-----------
Net sales                                                $    28,186          $    26,492         $    22,730          $    22,799
Gross profit                                                  10,719                9,578               8,053                8,193
Income before cumulative effect of change
  in accounting principle                                        980                  518                 250                 (550)
Cumulative effect of change in accounting
  principle                                                      198                    -                   -                    -
Net income (loss)                                              1,178                  518                 250                 (550)

Basic and diluted income (loss) per common share:
   Income (loss) before cumulative effect
   of change in accounting principle                             .20                  .11                 .05                (.11)
   Cumulative effect of change in
   accounting principle                                          .04                    -                   -                    -
   Net income (loss) per common share                            .24                  .11                 .05                (.11)

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

                                 RAG SHOPS, INC.

                          LIST OF SUBSIDIARY COMPANIES

NAME STATE INCORPORATED

    Name                                                     State Incorporated

    The Rag Shop/Hollywood, Inc.                             Florida
    The Rag Shop/Binghamton, Inc.                            New York
    The Rag Shop/Lacey, Inc.                                 New Jersey
    The Rag Shop/West Boca Raton, Inc.                       Florida
    The Rag Shop/Ocala, Inc.                                 Florida
    The Rag Shop/Fishkill, Inc.                              New York
    The Rag Shop/Hampden, Inc.                               Pennsylvania
    The Rag Shop/East Norriton, Inc.                         Pennsylvania
    The Rag Shop/Wall Township, Inc.                         New Jersey
    The Rag Shop/Northern Lights, Inc.                       New York
    The Rag Shop/Linden, Inc.                                New Jersey
    The Rag Shop/Burlington, Inc.                            New Jersey
    The Rag Shop/Kingstown, Inc.                             Rhode Island
    The Rag Shop/Norwalk, Inc.                               Connecticut
    The Rag Shop/East Hollywood, Inc.                        Florida
    The Rag Shop/Edgewater, Inc.                             New Jersey
    The Rag Shop/Danbury, Inc.                               Connecticut
    The Rag Shop/Voorhees, Inc.                              New Jersey
    The Rag Shop/College Point, Inc.                         New York
    The Rag Shop/Franklin, Inc.                              New Jersey
    The Rag Shop/Kinnelon, Inc.                              New Jersey
    The Rag Shop/Waterbury, Inc.                             Connecticut


Each of the above does business under the name "The Rag Shop."

                                  EXHIBIT 23.1

                                 RAG SHOPS, INC.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated November 27, 2001, accompanying the consolidated financial statements included in the Annual Report of Rag Shops, Inc. and Subsidiaries on Form 10-K as of September 1, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statement of Rag Shops, Inc. and Subsidiaries on Form S-8 (File No. 333-86489, effective September 3, 1999).

Grant Thornton  LLP
Edison, New Jersey
November 27, 2001

                                  EXHIBIT 23.2

                                 RAG SHOPS, INC.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement No. 333-86489 of Rag Shops, Inc. and Subsidiaries on Form S-8 of our report dated November 11, 1999, relating to the Company's financial statements for the year ended August 28, 1999, appearing in this Annual Report on Form 10-K of Rag Shops, Inc. and Subsidiaries for the year ended September 1, 2001.



DELOITTE & TOUCHE LLP
Parsippany, New Jersey

December 3, 2001