Form 10-Q
period 2001-12-01
RAG SHOPS INC
filed 2002-01-14
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 1, 2001

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

              Yes__X__                                       No____

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                     OUTSTANDING AT DECEMBER 31, 2001
       Common stock, par value $.01                      4,799,183

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

     Condensed consolidated balance sheets - December 1, 2001
       (unaudited), December 2, 2000 (unaudited) and
       September 1, 2001                                                     3

     Condensed consolidated statements of income - three months ended December 1, 2001 (unaudited), and December 2, 2000
       (unaudited)                                                           4

     Condensed consolidated statements of cash flows - three
       months ended December 1, 2001 (unaudited) and December
       2, 2000 (unaudited)                                                   5

     Notes to condensed consolidated financial statements                  6-7

  Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition                            8-10

Part II - OTHER INFORMATION

  Items 1. - 5.                                                             11

  Item   6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                  11

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                                        December 1,          December 2,       September 1,
                                                                        -----------          ----------        ------------
                                                                           2001                 2000               2001
                                                                           ----                 ----               ----
                                                                        (Unaudited)         (Unaudited)          (Note A)
                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash                                                                 $     6,320          $     6,314         $       953
  Merchandise inventories                                                   24,883               26,086              27,807
  Prepaid expenses                                                             445                  302               1,194
  Other current assets                                                         447                  222                 154
  Deferred taxes                                                               855                  852                 855
                                                                         ---------            ---------           ---------

                           Total current assets                             32,950               33,776              30,963

Property and equipment, net                                                  4,044                3,770               4,186
Deferred income taxes                                                          436                  350                 436
Other assets                                                                    49                   63                  49
                                                                         ---------            ---------           ---------

TOTAL ASSETS                                                           $    37,479          $    37,959         $    35,634
                                                                         =========            =========           =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
   Accounts payable-trade                                              $     7,902          $     8,395         $     8,348
   Accrued expenses and other current liabilities                            3,244                2,914               2,680
   Accrued salaries and wages                                                  768                  704                 720
   Income taxes payable                                                        454                  992                 165
                                                                         ---------            ---------           ---------

                        Total current liabilities                           12,368               13,005              11,913


STOCKHOLDERS' EQUITY:
   Common stock                                                                 48                   48                  48
   Additional paid-in capital                                                6,236                6,242               6,238
   Unamortized restricted stock awards                                          (1)                 (10)                 (3)
   Retained earnings                                                        18,892               18,738              17,502
   Treasury stock, at cost, 26,880 shares                                      (64)                 (64)                (64)
                                                                         ----------           ----------          ----------

                        Total stockholders' equity                          25,111               24,954              23,721
                                                                         ---------            ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    37,479          $    37,959         $    35,634
                                                                         =========            =========           =========



Note A: Derived from the September 1, 2001 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                       Three Months Ended
                                                       ------------------
                                                   December 1,      December 2,
                                                      2001             2000
                                                      ----             ----

Net sales                                        $   32,552       $   30,048
Cost of merchandise sold and occupancy costs         20,271           18,606
                                                   --------         --------

Gross profit                                         12,281           11,442
                                                   --------         --------

Store expenses                                        7,351            6,810
General and administrative expenses                   2,657            2,550
                                                   --------         --------

Total operating expenses                             10,008            9,360
                                                   --------         --------

Income from operations                                2,273            2,082
Interest income, net                                      5               19
                                                   --------         --------

Income before provision for income taxes              2,278            2,101
Provision for income taxes                              888              819
                                                   --------         --------


Net income                                       $    1,390       $    1,282
                                                   ========         ========

EARNINGS PER COMMON SHARE:

Basic and diluted                                $      .29       $      .27
                                                   ========         ========

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                           December 1, 2001          December 2, 2000
                                                                           -----------------         ----------------
Cash flows from operating activities:
    Net income                                                                 $     1,390               $     1,282
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                    326                       347
      Amortization of restricted stock awards                                            -                         2
    Changes in assets and liabilities:
     (Increase) decrease in:
      Merchandise inventories                                                        2,924                     1,719
      Prepaid expenses                                                                 749                       181
      Other current assets                                                            (293)                     (123)
      Other assets                                                                       -                         4
     Increase (decrease) in:
      Accounts payable-trade                                                          (446)                      632
      Accrued expenses and other current liabilities                                   564                       902
      Accrued salaries and wages                                                        48                      (189)
      Income taxes payable                                                             289                       750
                                                                                 ---------                 ---------

    Net cash provided by operating activities                                        5,551                     5,507
                                                                                 ---------                 ---------

 Cash flows from investing activities:
    Payments for purchases of property and equipment                                  (184)                     (504)
                                                                                 ---------                 ---------

    Net cash used in investing activities                                             (184)                     (504)
                                                                                 ---------                 ---------

Cash flows from financing activities                                                     -                         -
                                                                                 ---------                 ---------


 Net increase in cash                                                                5,367                     5,003
 Cash, beginning of period                                                             953                     1,311
                                                                                 ---------                 ---------

 Cash, end of period                                                           $     6,320               $     6,314
                                                                                 =========                 =========

 Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                   $         -               $         -
                                                                                 =========                 =========

    Income taxes                                                               $         6               $        58
                                                                                 =========                 =========


See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED DECEMBER 1, 2001 AND DECEMBER 2, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three months ended December 1, 2001 are not necessarily indicative of results for other quarters or the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 1, 2001 filed with the Securities and Exchange Commission in December 2001.

Certain reclassifications have been made to prior year amounts in order to conform to the presentation for the current year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended
                                                                        ------------------
                                                                 December 1,              December 2,
                                                                     2001                     2000
                                                                     ----                     ----
 Numerator for basic and diluted earnings per share:

   Net income                                                 $     1,390,000           $     1,282,000
                                                                =============             =============

   Denominator:
       Denominator for basic earnings per
         share-weighted average shares                              4,799,183                 4,801,583

       Effect of dilutive securities:
         Employee stock options                                         1,590                     3,509
                                                                -------------             -------------

       Denominator for diluted earnings per
         share-adjusted weighted average
         shares and assumed conversions                             4,800,773                 4,805,092
                                                                =============             =============

   Basic and diluted earnings per share                       $           .29           $           .27
                                                                =============             =============

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 76,250 for the three months ended December 1, 2001 and 166,300 for the three months ended December 2, 2000.

NOTE 3 - MERCHANDISE INVENTORIES

Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                                      Three Months Ended
                                                      ------------------
                                                 December 1,       December 2,
                                                    2001               2000
                                                    ----               ----

       Net sales                                      100.0%             100.0%
       Cost of merchandise sold and
            occupancy costs                            62.3               61.9
                                                 ----------         ----------

       Gross profit                                    37.7               38.1
       Store expenses                                  22.6               22.7
       General and administrative expenses              8.1                8.5
                                                 ----------         ----------

       Income from operations                           7.0                6.9
                                                 ----------         ----------

       Net income                                       4.3%               4.3%
                                                 ==========         ==========

The Company's net sales increased $2,504,000 or 8.3% for the three months ended December 1, 2001 compared to the three months ended December 2, 2000. Of this increase, $2,207,000 was due to sales related to new larger store openings, net of sales reductions from closed smaller stores, and the balance represents an increase in comparable store sales of $297,000 or 1% over the prior comparable period.

Gross profit decreased 0.4% as a percentage of net sales for the current quarter compared to the prior comparable period due primarily to an increase in occupancy expenses because of higher square footage and rent costs of new stores as compared to closed stores as well as contractual increases in rent for existing stores and, secondarily, due to changes in the cost of merchandise. Merchandise cost in the three months ended December 1, 2001 was effected by a shift in the weighting of purchases toward domestic merchandise that carries a higher cost than import merchandise.

Store expenses increased $541,000 for the three months ended December 1, 2001 and, as a percentage of net sales, decreased 0.1% compared to the three months ended December 2, 2000. Additional payroll and payroll related expense in support of higher sales and larger stores was the primary cause of the increase. The decrease in store expenses as a percentage of net sales was principally due to the ability of the Company to leverage expenses against the increase in net sales.

For the three months ended December 1, 2001, general and administrative expenses increased $107,000 and, as a percentage of net sales, decreased 0.4% compared to the prior comparable period. The increase was primarily attributable to higher payroll and payroll related expenses while the decline as a percentage of net sales was principally a result of the ability to also leverage general and administrative expenses against the increase in net sales.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Interest income, net decreased $15,000 due to the continued decline in interest rates on short-term investments during the quarter ended December 1, 2001 compared to relative interest rate stability during the prior comparable quarter. See "Liquidity and Capital Resources".

Net income increased $124,000 or 9.7% for the three months ended December 1, 2001 compared to the three months ended December 2, 2000 as a result of the increase in net sales, partially offset by increases in store and general and administrative expenses, and the decrease in interest income, net.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the three months ended December 1, 2001, the Company relied on internally generated funds and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital increased $1,532,000 for the three months ended December 1, 2001 as compared to the September 1, 2001 amount primarily because the Company retained its net income for this period.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. At December 31, 2001 the credit line facility was extended until March 31, 2002 pending annual renewal and management expects that the credit facility will be renewed for an additional year. Borrowings under the line of credit bear interest at the bank's prime rate (5.00% at December 1, 2001). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. There were no borrowings under the line during either of the three month periods ended December 1, 2001 and December 2, 2000. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the three months ended December 1, 2001 amounted to $5,551,000, and $184,000 was used for purchases of property and equipment. Net cash from operating activities increased primarily due to net income of $1,390,000 and a decrease in merchandise inventories of $2,924,000. During the three months ended December 1, 2001 the Company opened one store and was operating sixty-seven stores at the end of the period. During the remainder of the fiscal year ending August 31, 2002, the Company anticipates opening at least two additional new stores and closing two stores.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created thereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the retail craft industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in Company filings with the Securities and Exchange Commission).

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

                                   RAG SHOPS, INC.



Date:   January 11, 2002           /s/ Stanley Berenzweig
                                   ---------------------------
                                   Stanley Berenzweig
                                   Chairman of the Board and
                                   Chief Executive Officer



Date:   January 11, 2002           /s/ Frederick A. Gunzel
                                   -----------------------------
                                   Frederick A. Gunzel
                                   Principal Financial Officer and
                                   Principal Accounting Officer