Form 10-Q
period 2002-03-02
RAG SHOPS INC
filed 2002-04-08
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended March 2, 2002

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

                  CLASS                        OUTSTANDING AT APRIL 1, 2002
      Common stock, par value $.01                       4,799,183

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page

 PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
        Condensed consolidated balance sheets - March 2, 2002
         (unaudited), March 3, 2001 (unaudited) and September 1, 2001     3

       Condensed consolidated statements of income - three and
         six months ended March 2, 2002 (unaudited), and
         March 3, 2001 (unaudited)                                        4

       Condensed consolidated statements of cash flows - six months ended March 2, 2002 (unaudited) and March
         3, 2001 (unaudited)                                              5

       Notes to condensed consolidated financial statements             6-7

     Item 2.    Management's Discussion and Analysis of Financial      8-10
       Condition and Results of Operations

 Part II - OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders      11

     Item 6.    Exhibits and Reports on Form 8-K                        11

 SIGNATURES                                                              11

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                                  March 2,         March 3,      September 1,
                                                                    2002             2001            2001
                                                                    ----             ----            ----
                                                                 (Unaudited)     (Unaudited)       (Note A)
                           ASSETS
CURRENT ASSETS:
  Cash                                                             $   5,964        $   4,894       $     953
  Merchandise inventories                                             25,880           24,602          27,807
  Prepaid expenses                                                       460              415           1,194
  Other current assets                                                   520               95             154
  Deferred taxes                                                         855              852             855
                                                                     -------          -------         -------

                    Total current assets                              33,679           30,858          30,963

Property and equipment, net                                            3,736            3,951           4,186
Deferred income taxes                                                    436              350             436
Other assets                                                              47               52              49
                                                                     -------          -------         -------

TOTAL ASSETS                                                       $  37,898        $  35,211       $  35,634
                                                                     =======          =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
  Accounts payable-trade                                           $   8,432        $   6,388       $   8,348
  Accrued expenses and other current liabilities                       2,931            2,634           2,680
  Accrued salaries and wages                                             798              636             720
  Income taxes payable                                                   496              553             165
                                                                     -------          -------         -------

                  Total current liabilities                           12,657           10,211          11,913


STOCKHOLDERS' EQUITY:
  Common stock                                                            48               48              48
  Additional paid-in capital                                           6,236            6,242           6,238
  Unamortized restricted stock awards                                      -               (8)             (3)
  Retained earnings                                                   19,021           18,782          17,502
  Treasury stock, at cost, 26,880 shares                                 (64)             (64)            (64)
                                                                     -------          -------         -------

                 Total stockholders' equity                           25,241           25,000          23,721
                                                                     -------          -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  37,898        $  35,211       $  35,634
                                                                     =======          =======         =======



Note A: Derived from the September 1, 2001 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                  Three Months Ended                  Six Months Ended
                                                  ------------------                  ----------------
                                              March 2,          March 3,          March 2,         March 3,
                                                2002              2001              2002             2001
                                                ----              ----              ----             ----

Net sales                                     $  28,931        $  25,760         $  61,483         $  55,808
Cost of merchandise sold and
   occupancy costs                               19,095           16,765            39,366            35,370
                                                -------          -------           -------           -------

Gross profit                                      9,836            8,995            22,117            20,438
                                                -------          -------           -------           -------

Store expenses                                    6,759            6,284            14,110            13,095
General and administrative expenses               2,885            2,703             5,542             5,253
                                                -------          -------           -------           -------

Total operating expenses                          9,644            8,987            19,652            18,348
                                                -------          -------           -------           -------

Income from operations                              192                8             2,465             2,090
Interest income, net                                 20               64                25                84
                                                -------          -------           -------           -------

Income before provision for income
   taxes                                            212               72             2,490             2,174
Provision for income taxes                           83               28               971               848
                                                -------          -------           -------           -------


Net income                                          129               44             1,519             1,326
                                                =======          =======           =======           =======

EARNINGS PER COMMON SHARE:

Basic                                         $     .03        $     .01         $     .32         $     .28
                                                =======          =======           =======           =======

Diluted                                       $     .03        $     .01         $     .31         $     .28
                                                =======          =======           =======           =======

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                       Six Months Ended
                                                                       ----------------
                                                              March 2, 2002        March 3, 2001
                                                              --------------       -------------
Cash flows from operating activities:
   Net income                                                    $   1,519             $   1,326
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     655                   700
     Loss on disposition of property and equipment                      44                    13
     Amortization of restricted stock awards                             1                     4
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                         1,927                 3,203
     Prepaid expenses                                                  734                    68
     Other current assets                                             (366)                    4
     Other assets                                                        2                    15
    Increase (decrease) in:
     Accounts payable-trade                                             84                (1,375)
     Accrued expenses and other current liabilities                    226                   609
     Accrued salaries and wages                                         78                  (257)
     Income taxes payable                                              331                   311
                                                                   -------               -------

   Net cash provided by operating activities                         5,235                 4,621
                                                                   -------               -------

 Cash flows from investing activities:
   Payments for purchases of property and equipment                   (224)               (1,038)
                                                                   -------               -------

   Net cash used in investing activities                              (224)               (1,038)
                                                                   -------               -------

Cash flows from financing activities                                     -                     -
                                                                   -------               -------


 Net increase in cash                                                5,011                 3,583
 Cash, beginning of period                                             953                 1,311
                                                                   -------               -------

 Cash, end of period                                             $   5,964             $   4,894
                                                                   =======               =======

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                      $       -             $       -
                                                                   =======               =======

   Income taxes                                                  $     640             $     523
                                                                   =======               =======


See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND SIX MONTHS ENDED MARCH 2, 2002 AND MARCH 3, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three and six months ended March 2, 2002 are not necessarily indicative of results for other quarters or the fiscal year.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended                  Six Months Ended
                                                   ------------------                  ----------------
                                              March 2,          March 3,           March 2,         March 3,
                                                2002              2001               2002             2001
                                                ----              ----               ----             ----
Numerator for basic and diluted
 earnings per share:

Net income                                    $   129,000      $     44,000       $ 1,519,000      $  1,326,000
                                                =========        ==========        ==========       ===========

Denominator:
   Denominator for basic earnings per
     share-weighted average shares              4,799,183         4,801,583         4,799,183         4,801,583

   Effect of dilutive securities:
     Employee stock options                        41,938             6,942            24,164             4,100
                                                ---------        ----------        ----------       -----------

   Denominator for diluted earnings per
     share-adjusted weighted average
     shares and assumed conversions             4,841,121         4,808,525         4,823,347         4,805,683
                                                =========        ==========        ==========       ===========

Basic earnings per share                      $       .03      $        .01       $       .32      $        .28
                                                =========        ==========        ==========       ===========

Diluted earnings per share                    $       .03      $        .01       $       .31      $        .28
                                                =========        ==========        ==========       ===========


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

                                                 Three Months Ended                   Six Months Ended
                                                 ------------------                   ----------------
                                             March 2,          March 3,          March 2,          March 1,
                                               2002              2001              2002              2001
                                               ----              ----              ----              ----

 Net sales                                       100.0%            100.0%             100.0%             100.0%
 Cost of merchandise sold and
     occupancy costs                              66.0              65.1               64.0               63.4
                                               -------           -------           --------           --------

 Gross profit                                     34.0              34.9               36.0               36.6
 Store expenses                                   23.3              24.4               23.0               23.5
 General and administrative expenses              10.0              10.5                9.0                9.4
                                               -------           -------           --------           --------

 Income from operations                            0.7                 -                4.0                3.7
                                               -------           -------           --------           --------

 Net income                                        0.4%              0.2%               2.5%               2.4%
                                               =======           =======           ========           ========

Revenue is recognized when merchandise is sold to customers. The Company's net sales increased $3,171,000 and $5,675,000 for the three and six months ended March 2, 2002, representing a 12.3% and 10.2% increase, respectively, over the comparable prior periods. Of the $3,171,000 increase in net sales for the three months ended March 2, 2002, $1,775,000 was due to a 7.2% increase in comparable store sales over the prior comparable period principally the result of an acceleration of holiday seasonal merchandise sales. The $1,396,000 balance of the increase represents sales related to new store openings, net of sales reductions from closed stores. The increase in net sales for the six months ended March 2, 2002 was attributable to a $2,072,000, or 3.9%, increase in comparable store sales, plus new store sales, net of sales reductions from closed stores, of $3,603,000.

Gross profit, as a percent of net sales, decreased by 0.9% and 0.6% for the three and six months ended March 2, 2002, respectively, as compared to the prior comparable periods. These changes were due principally to increases in clearance markdowns and secondarily to freight costs. Higher markdowns were incurred in connection with management's decision to increase materially the extent of its seasonal clearance program and thereby reduce the amount of holiday seasonal inventory at the end of the period. The increase in freight is the result of an increase in purchases.

Store expenses for the three and six months ended March 2, 2002 increased $475,000 and $1,015,000, respectively, from the comparable prior periods. Additional payroll and payroll related expenses were the primary cause of the increase and additional advertising expense was secondary. Payroll and related expenses rose in support of larger stores and higher sales, the latter augmented by growth in advertising frequency and penetration, which resulted in the higher advertising expense. As a percent of net sales, store expenses decreased 1.1% and 0.5% for the three and six months ended March 2, 2002, respectively, because of the Company's ability to continue to leverage these expenses against the increase in net sales.
                                  Page 8 of 11

                        RAG SHOPS, INC. AND SUBSIDIARIES

General and administrative expenses increased $182,000 and $289,000, and, as a percentage of net sales, declined 0.5% and 0.4% versus the prior comparable periods for the three and six months ended March 2, 2002, respectively. The increases for both reporting periods are primarily due to additional payroll and related expenses incurred predominantly in connection with key executive and management positions that were vacant in the prior comparable periods. The reductions in general and administrative expenses as a percent of net sales are principally the result of the ability of the Company to also continue to leverage these expenses against increases in net sales.

Interest income, net decreased $44,000 and $59,000 from the prior comparable periods for the three and six months ended March 2, 2002, respectively, due to the continued fall in interest rates on short-term investments in the current fiscal year-to-date periods compared to relative interest rate stability during the prior comparable periods. The diminution in interest rates was partially offset by an increase in average investment levels during the quarter ended March 2, 2002, as compared to the prior comparable quarter. See "Liquidity and Capital Resources".

Net income increased $85,000 and $193,000 for the three and six months ended March 2, 2002, as compared to the prior comparable periods, due to the increases in net sales, partially offset by increases in operating expenses, and decreases in interest income, net.

Seasonality

The Company's business is seasonal, which the Company believes is typical of the retail fabric and craft industry. The Company's highest sales and earnings levels traditionally occur between September and December. The Company has historically operated at a loss during the fourth quarter of its fiscal year, the June through August summer period.

Year-to-year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including the timing and duration of holiday selling seasons and the timing of new store openings and promotional markdowns.

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the six months ended March 2, 2002, the Company relied on internally generated funds and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital increased $1,972,000 for the six months ended March 2, 2002 as compared to the September 1, 2001 amount primarily because the Company reduced its inventory and retained its net income for this period.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. The credit facility was renewed in January 2002 for the year 2002. Borrowings under the line of credit bear interest at the bank's prime rate (4.75% at March 2, 2002). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition

                        RAG SHOPS, INC. AND SUBSIDIARIES

to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. There were no borrowings under the line during either of the six month periods ended March 2, 2002 and March 3, 2001. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the six months ended March 2, 2002 amounted to $5,235,000, and $224,000 was used for purchases of property and equipment. Net cash from operating activities increased primarily due to net income of $1,519,000, depreciation of $655,000, and decreases in merchandise inventories of $1,927,000 and prepaid expenses of $734,000. During the six months ended March 2, 2002 the Company opened one store, closed one store and was operating sixty-six stores at the end of the period. During the remainder of the fiscal year ending August 31, 2002, the Company anticipates opening three additional new stores and closing one store.


Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the retail craft and fabric industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in Company' filings with the Securities and Exchange Commission).

                        RAG SHOPS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders of the Company was held on January 24, 2002. Ms. Judith Lombardo was elected a Class II Director by a vote of 4,537,803 shares in favor and 1,450 shares withheld, Mr. Mario Ciampi was elected a Class II Director by a vote of 4,537,803 shares in favor and 1,450 shares withheld, and Mr. Jeffrey Gerstel was elected a Class II Director by a vote of 4,539,253 shares in favor and no shares withheld. The firm of Grant Thornton LLP was ratified as auditors for the Company's fiscal year ending August 31, 2002 by a vote of 4,537,484 in favor, 1,050 against and 719 abstaining.
   No other matters were considered by the Stockholders at said Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - None
  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RAG SHOPS, INC.



Date: April 4, 2002                /s/ Stanley Berenzweig
                                   ---------------------------
                                   Stanley Berenzweig
                                   Chairman of the Board and
                                   Chief Executive Officer



Date: April 4, 2002                /s/ Frederick A. Gunzel
                                   -----------------------------
                                   Frederick A. Gunzel
                                   Principal Financial Officer and
                                   Principal Accounting Officer