Form 10-Q
period 2002-06-01
RAG SHOPS INC
filed 2002-07-03
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended June 1, 2002

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

                  CLASS                           OUTSTANDING AT JULY 1, 2002
      Common stock, par value $.01                          4,799,183

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page

 PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
        Condensed consolidated balance sheets - June 1, 2002
         (unaudited), June 2, 2001 (unaudited) and September 1, 2001      3

       Condensed consolidated statements of income - three and
         nine months ended June 1, 2002 (unaudited), and
         June 2, 2001 (unaudited)                                         4

       Condensed consolidated statements of cash flows - nine
         months ended June 1, 2002 (unaudited) and June
         2, 2001 (unaudited)                                              5

       Notes to condensed consolidated financial statements             6-7

     Item 2.    Management's Discussion and Analysis of Financial      8-10
       Condition and Results of Operations

 Part II - OTHER INFORMATION

     Item 1. - 5.                                                        11

     Item 6.     Exhibits and Reports on Form 8-K                        11

 SIGNATURES                                                              11

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                                   June 1,         June 2,       September 1,
                                                                    2002             2001            2001
                                                                    ----             ----            ----
                                                                 (Unaudited)     (Unaudited)       (Note A)
                           ASSETS

CURRENT ASSETS:
  Cash                                                             $   4,347        $   4,097       $     953
  Merchandise inventories                                             26,293           24,308          27,807
  Prepaid expenses                                                       777              489           1,194
  Other current assets                                                   362              200             154
  Deferred taxes                                                         855              852             855
                                                                     -------          -------         -------

                    Total current assets                              32,634           29,946          30,963

Property and equipment, net                                            3,714            3,863           4,186
Deferred income taxes                                                    436              350             436
Other assets                                                              48               51              49
                                                                     -------          -------         -------

TOTAL ASSETS                                                       $  36,832        $  34,210       $  35,634
                                                                     =======          =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
  Accounts payable-trade                                           $   7,355        $   5,846       $   8,348
  Accrued expenses and other current liabilities                       2,841            2,374           2,680
  Accrued salaries and wages                                             764              655             720
  Income taxes payable                                                   541              287             165
                                                                     -------          -------         -------

                  Total current liabilities                           11,501            9,162          11,913


STOCKHOLDERS' EQUITY:
  Common stock                                                            48               48              48
  Additional paid-in capital                                           6,236            6,242           6,238
  Unamortized restricted stock awards                                      -               (6)             (3)
  Retained earnings                                                   19,111           18,828          17,502
  Treasury stock, at cost, 26,880 shares                                 (64)             (64)            (64)
                                                                     -------          -------         -------

                 Total stockholders' equity                           25,331           25,048          23,721
                                                                     -------          -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  36,832        $  34,210       $  35,634
                                                                     =======          =======         =======


Note A: Derived from the September 1, 2001 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                  Three Months Ended                  Nine Months Ended
                                                  ------------------                  -----------------
                                               June 1,          June 2,           June 1,           June 2,
                                                2002              2001              2002             2001
                                                ----              ----              ----             ----

Net sales                                     $  25,523        $  23,692         $  87,006         $  79,500
Cost of merchandise sold and
   occupancy costs                               16,199           15,313            55,565            50,683
                                                -------          -------           -------           -------

Gross profit                                      9,324            8,379            31,441            28,817
                                                -------          -------           -------           -------

Store expenses                                    6,282            6,049            20,392            19,144
General and administrative expenses               2,908            2,288             8,450             7,541
                                                -------          -------           -------           -------

Total operating expenses                          9,190            8,337            28,842            26,685
                                                -------          -------           -------           -------

Income from operations                              134               42             2,599             2,132
Interest income, net                                 14               34                39               117
                                                -------          -------           -------           -------

Income before provision for income
   taxes                                            148               76             2,638             2,249
Provision for income taxes                           58               30             1,029               877
                                                -------          -------           -------           -------


Net income                                    $      90        $      46         $   1,609         $   1,372
                                                =======          =======           =======           =======

EARNINGS PER COMMON SHARE:

Basic                                         $     .02        $     .01         $     .34         $     .29
                                                =======          =======           =======           =======

Diluted                                       $     .02        $     .01         $     .33         $     .29
                                                =======          =======           =======           =======

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                       Nine Months Ended
                                                                       -----------------
                                                              June 1, 2002          June 2, 2001
                                                              -------------         ------------
Cash flows from operating activities:
   Net income                                                    $   1,609             $   1,372
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     990                 1,069
     Loss on disposition of property and equipment                      56                    13
     Amortization of restricted stock awards                             1                     6
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                         1,514                 3,497
     Prepaid expenses                                                  417                    (6)
     Other current assets                                             (208)                 (101)
     Other assets                                                        1                    16
    Increase (decrease) in:
     Accounts payable-trade                                           (993)               (1,917)
     Accrued expenses and other current liabilities                    161                   362
     Accrued salaries and wages                                         44                  (238)
     Income taxes payable                                              376                    45
                                                                   -------               -------

   Net cash provided by operating activities                         3,968                 4,118
                                                                   -------               -------

 Cash flows from investing activities:
   Proceeds from sale of property and equipment                          -                     6
   Payments for purchases of property and equipment                   (574)               (1,338)
                                                                   -------               -------

   Net cash used in investing activities                              (574)               (1,332)
                                                                   -------               -------

Cash flows from financing activities                                     -                     -
                                                                   -------               -------


 Net increase in cash                                                3,394                 2,786
 Cash, beginning of period                                             953                 1,311
                                                                   -------               -------

 Cash, end of period                                             $   4,347             $   4,097
                                                                   =======               =======

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                      $       -             $       -
                                                                   =======               =======

   Income taxes                                                  $      65             $     818
                                                                   =======               =======


See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED JUNE 1, 2002 AND JUNE 1, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three and nine months ended June 1, 2002 are not necessarily indicative of results for other quarters or the fiscal year.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended                  Nine Months Ended
                                                   ------------------                  -----------------
                                               June 1,           June 2,           June 1,           June 2,
                                                2002              2001               2002             2001
                                                ----              ----               ----             ----
Numerator for basic and diluted earnings per share:

Net income                                    $    90,000      $     46,000       $ 1,609,000      $  1,372,000
                                                =========        ==========        ==========       ===========

Denominator:
   Denominator for basic earnings per
     share-weighted average shares              4,799,183         4,801,583         4,799,183         4,801,583

   Effect of dilutive securities:
     Employee stock options                        77,021             5,182            45,588             4,422
                                                ---------        ----------        ----------       -----------

   Denominator for diluted earnings per
     share-adjusted weighted average
     shares and assumed conversions             4,876,204         4,806,765         4,844,771         4,806,005
                                                =========        ==========        ==========       ===========

Basic earnings per share                      $       .02      $        .01       $       .34      $        .29
                                                =========        ==========        ==========       ===========

Diluted earnings per share                    $       .02      $        .01       $       .33      $        .29
                                                =========        ==========        ==========       ===========

In addition to the stock options included in the above calculation, options to purchase additional shares of common stock were outstanding as follows:

                                  Number          Exercise Price
                                 of Shares       From         To
        Three months ended:

           June 1, 2002              2,250            $ 11.76

           June 2, 2002            116,300      $ 2.85      $ 11.76

        Nine months ended:

           June 1, 2002             12,250      $ 3.49      $ 11.76

           June 2, 2002            116,300      $ 2.85      $ 11.76



These stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of such inclusion would be anti-dilutive.

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

                                                 Three Months Ended                  Nine Months Ended
                                                 ------------------                  -----------------
                                             June 1,           June 2,            June 1,           June 2,
                                               2002              2001              2002              2001
                                               ----              ----              ----              ----

 Net sales                                       100.0%            100.0%             100.0%             100.0%
 Cost of merchandise sold and
     occupancy costs                              63.5              64.6               63.9               63.8
                                               -------           -------           --------           --------

 Gross profit                                     36.5              35.4               36.1               36.2
 Store expenses                                   24.6              25.5               23.4               24.1
 General and administrative expenses              11.4               9.7                9.7                9.5
                                               -------           -------           --------           --------

 Income from operations                            0.5               0.2                3.0                2.6
                                               -------           -------           --------           --------

 Net income                                        0.4%              0.2%               1.8%               1.7%
                                               =======           =======           ========           ========

The Company's net sales increased $1,831,000 and $7,506,000 for the three and nine months ended June 1, 2002, representing a 7.7% and 9.4% increase, respectively, over the comparable prior periods. The increase in net sales for the three months ended June 1, 2002 was due to an increase in comparable store sales of $1,188,000 or 5.2% over the prior comparable period principally due to better in-stock position, introduction of new products, improved merchandise display and positive industry trends that resulted in increases in both average sale and customer transactions during the current period. The $643,000 balance of the increase represents sales related to new store openings, net of sales reductions from closed stores. The increase in net sales for the nine months ended June 1, 2002 was attributable to a $3,260,000 or 4.3% increase in comparable store sales, for the same reasons cited above in addition to strong Christmas season sales earlier in the year, plus new store sales, net of sales reductions from closed stores, of $4,246,000.

Gross profit, as a percent of net sales, increased by 1.1% for the three months ended June 1, 2002 as compared to the prior comparable periods. This change was due principally to a reduction in merchandise markdowns. Gross profit as a percent of net sales for the nine months ended June 1, 2002 remained relatively unchanged.

Store expenses for the three and nine months ended June 1, 2002 increased $233,000 and $1,248,000, respectively, from the comparable prior periods. Additional payroll and payroll related expenses were the primary reasons for the increase and rose in support of larger stores and higher sales. As a percent of net sales, store expenses decreased 0.9% and 0.7% for the three and nine months ended June 1, 2002, respectively, because of the Company's ability to continue to leverage these expenses against the increase in net sales.

                        RAG SHOPS, INC. AND SUBSIDIARIES

General and administrative expenses increased $620,000 and $909,000, and, as a percentage of net sales, increased 1.7% and 0.2% versus the prior comparable periods for the three and nine months ended June 1, 2002, respectively. The increase for the three months ended June 1, 2002 was primarily attributable to higher insurance expenses incurred in connection with adverse market conditions and, to a lesser extent, additional payroll and payroll related expenses incurred predominantly in connection with key executive and management positions that were vacant in the prior comparable period. These two elements also caused the increase in general and administrative expenses for the nine month reporting period. However, since the majority of the Company's insurance policies renewed during the third quarter and market conditions did not have an impact until the renewal date, the insurance increase was not as great as the increase in payroll and payroll related expenses on a year-to-date basis.

Interest income, net decreased $20,000 and $78,000 from the prior comparable periods for the three and nine months ended June 1, 2002, respectively, due to the material fall in interest rates on short-term investments in the first half of the current fiscal year compared to relative interest rate stability and higher interest rate availability during the prior comparable period. The diminution in interest rates was partially offset by an increase in average investment levels during the quarters ended March 2, 2002 and June 1, 2002, as compared to the prior comparable periods. See "Liquidity and Capital Resources".

Net income increased $44,000 and $237,000 for the three and nine months ended June 1, 2002, as compared to the prior comparable periods, due to the increases in net sales, partially offset by increases in operating expenses and decreases in interest income, net. The current quarter increase in net income was also aided by an improvement in gross profit as a percent of net sales.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended June 1, 2002, the Company relied on internally generated funds and credit made available by suppliers to finance inventories and new store openings.

The Company's working capital increased $2,083,000 for the nine months ended June 1, 2002 as compared to the September 1, 2001 amount primarily because the Company reduced its inventory and retained its net income for this period.

                        RAG SHOPS, INC. AND SUBSIDIARIES

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (4.75% at June 1, 2002). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. There were no borrowings under the line during either of the nine-month periods ended June 1, 2002 and June 2, 2001. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the nine months ended June 1, 2002 amounted to $3,968,000, and $574,000 was used for purchases of property and equipment. Net cash from operating activities increased primarily due to net income of $1,609,000, depreciation of $990,000, decreases in merchandise inventories of $1,514,000 and prepaid expenses of $417,000, and an increase in income taxes payable of $376,000, partially offset by a decrease in accounts payable-trade of $993,000. During the nine months ended June 1, 2002 the Company opened two stores, closed two stores, and was operating sixty-six stores at the end of the period. During the remainder of the fiscal year ending August 31, 2002, the Company anticipates opening two additional new stores and closing none.

Critical Accounting Policies

Revenue is recognized when merchandise is sold to customers.

Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the craft and fabric retail industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in Company' filings with the Securities and Exchange Commission).

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

                                  RAG SHOPS, INC.



Date: July 3, 2002                /s/ Stanley Berenzweig
                                  ---------------------------
                                  Stanley Berenzweig
                                  Chairman of the Board and
                                  Chief Executive Officer



Date: July 3, 2002                /s/ Frederick A. Gunzel
                                  -----------------------------
                                  Frederick A. Gunzel
                                  Principal Financial Officer and
                                  Principal Accounting Officer