Form 10-K
period 2002-08-31
RAG SHOPS INC
filed 2002-11-29
CIK 874385

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORT PURSUANT TO
           SECTIONS 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes    X                No ____
            -------

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
        Form 10-K or any amendment to this Form 10-K.   X
                                                     -------

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange act Rule 12b-2).
        Yes ____     No   X
                       -------

As of October 31, 2002, there were outstanding 4,797,983 shares of Common Stock. Based on the price at which stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $10,000,515.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2002 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

Certain exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, as listed in response to Item 14(a)(3).

[The remainder of this page is intentionally blank.]

                                     PART I

ITEM 1. BUSINESS

GENERAL

Rag Shops, Inc., a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey corporation having the same name which was incorporated in September 1984, as a holding company for numerous subsidiaries that have operated retail stores since 1963. As of August 31, 2002 Rag Shops, Inc. operated 68 specialty retail stores that sell competitively priced craft and fabric merchandise. The Company caters to value conscious consumers who create decorative projects and accessories, and sew. The Company believes that its wide selection of currently popular merchandise, value-oriented pricing policy and commitments to both customer service and advertising are principal factors contributing to its results. The Company's stores are destination-oriented and also attract shoppers from other stores located in the same shopping centers.

As of August 31, 2002, the Company operated 36 retail stores in New Jersey, 18 in Florida, six in New York, five in Pennsylvania and three in Connecticut. The Company anticipates opening three stores and closing three stores during its fiscal year ending August 30, 2003. The Company's expansion strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. The following table sets forth information with respect to store openings and closings since fiscal 1998.

                                                                   FISCAL YEARS


                                          2002           2001          2000          1999          1998
                                          ----           ----          ----          ----          ----

Stores open at beginning of period           66             65            69            66            66
Stores opened during period                   4              5             0             5             2
Stores closed during period                   2              4             4             2             2
Stores open at end of period                 68             66            65            69            66

Retail square footage at end of
period                                  764,600        707,800       663,300       695,400       642,000



PRODUCTS

The Company's stores offer a diverse and extensive assortment of value-priced crafts, fabrics, and related items to creative craft and sewing consumers.

Each of the Company's stores offers craft, fabric and related products. Craft items include silk flowers, wicker, picture frames, wood products, stitchery, yarn, wearable art, scrapbooking, art, craft supplies and children's creative related products. Fabric items available at the Company's stores include apparel, quilting and home decorative fabrics, as well as trimmings, patterns and sewing notions. As of August 31, 2002, 63 stores offer custom picture framing. The Company also sells a wide variety of seasonal merchandise with special emphasis on the Spring, Easter, Back-to-School, Halloween and Christmas seasons.

Through their purchase of craft, fabric and other items, used either individually or in combination, the Company's customers can hand-make a wide variety of finished products for personal use, gifts, home beautification and seasonal decoration. For example, fabrics can be made into career, leisure, children's, bridal and special occasion fashions, draperies and upholstery for home decoration and hand made quilts and, from the Company's selection of craft items, customers can create needle point and stitchery, personalized hand painted apparel, floral arrangements, dolls and specialized scrapbooks.

MERCHANDISING AND ADVERTISING

The Company's marketing and merchandising strategy emphasizes the sale of multiple products to be used by the customer to create a single project. To assist customers in making their own selections and to encourage their purchase of several products, the Company's stores display finished models that incorporate a variety of merchandise in close proximity to where the components are sold. The models are created by the Company's display staff, as well as store staff, conforming to Company guidelines.

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

Approximately five percent of the Company's net sales are expended on a 52-week per year advertising program. The Company primarily utilizes freestanding newspaper inserts and, secondarily, newspaper print advertisements. These newspaper inserts are also displayed at the front of each store and describe a calendar of promotions emphasizing special sales items, seasonal products and other currently popular merchandise. Approximately three million people regularly receive the freestanding newspaper inserts.

For the Spring and Back-to-School seasons, and the holiday seasons of Easter, Halloween and Christmas, the Company utilizes a fully developed merchandising program including special inventory, layout, instructional ideas and promotions with highly focused displays. During these peak seasons approximately 25% of store selling space is devoted to seasonal merchandise.

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

District managers supervise store management, monitor the Company's stores to ensure compliance with procedures, policies and budgets, determine whether adequate levels of merchandise are available at the stores and reallocate merchandise among stores as dictated by selling trends and stock levels at individual stores (aided by access to the Company's databases). Store managers are responsible for operation of individual stores, including recruiting and hiring store personnel.

Store managers place orders to replenish inventory from the Company's 85,000 square foot distribution center in Paterson, New Jersey, and may also directly order certain core merchandise designated by management from the Company's suppliers. Orders for merchandise are placed by the store manager on a regular basis. Orders for merchandise are entered into a scanning gun, downloaded to a computer in the store and polled by the Company's corporate data processing system. Merchandise received at the Company's stores is entered into the store computer and included in the polling. Deliveries from the distribution center are made by Company-owned vehicles or by independent trucking companies.

Stores are generally open from 10:00 A.M. to 9:00 P.M. Monday through Saturday and 11:00 A.M. to 6:00 P.M. on Sunday, with extended hours during the Christmas season. All stores are operating with point-of-sale cash register systems. Approximately 55% of receipts at the Company's stores are in the form of cash or check, with the balance paid for with MasterCard, Visa, Discover or American Express charge and debit cards.

EXPANSION STRATEGY

While management does not believe there are significant geographic constraints on the locations of future stores, the Company's strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. When deciding whether to open a new store, the principal factors the Company typically evaluates are the amount of consumer traffic generated by the market area, the demographic composition of the customer base in the market area, store position in and customer attraction to the shopping center, rent structure, available media, advertising expense, and other costs associated with opening the store. Historically, new stores tend to become profitable after six to twenty-four months.

SOURCES OF SUPPLY

The Company purchases its merchandise from more than 300 suppliers. The Company's merchandise is primarily purchased from domestic suppliers (including distributors that import goods from the Far East) and the balance is acquired directly from manufacturers in the Far East, including China, Hong Kong, Korea, the Philippines and Taiwan. The merchandise purchased directly from foreign manufacturers, consisting primarily of silk flowers, seasonal merchandise and staple craft products, is sold under the Company's private label. As is customary in the industry, the Company does not have any long-term or exclusive contracts with any suppliers. The Company believes that alternate sources of merchandise are readily available at comparable prices.

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

EMPLOYEES

As of August 31, 2002, the Company has approximately 1,475 employees, consisting of approximately 375 full time and 1,100 part time employees. Full time personnel consist of approximately 260 salaried and 115 hourly employees. All part time personnel are hourly employees. During seasonal peak periods, the Company hires temporary personnel. Approximately 53 employees in the Company's distribution center are covered by a collective bargaining agreement with Local 161 of the Union of Needletrades, Industrial and Textile Employees, AFL-CIO. This agreement expires in March 2005. The Company considers its relationships with its employees to be good.

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

The Company's 85,000 square foot distribution center is located in Paterson, New Jersey. The Company believes that its distribution center is adequate for its needs through the expiration of the current term of the lease in July 2004. The Company leases approximately 50,000 square feet of additional warehouse space on a month-to-month basis to accommodate seasonal merchandise and expedite distribution of merchandise to stores. Such additional space was leased for the full twelve months of the year 2002 and is expected to be leased or replaced with other warehouse space of comparable or greater size for the full twelve months of 2003.

The Company's stores, all of which are located in leased facilities, range in size from approximately 7,000 square feet to 20,000 square feet. The average size of the Company's stores is approximately 11,200 square feet with approximately 90% of the area of each store representing selling space. The Company seeks to open new stores in the range of approximately 15,000 to 20,000 square feet. However, the Company often maintains options to expand store size and will exercise those options or otherwise enlarge particular stores as circumstances warrant. The following table sets forth the number of store leases due to expire, including options to renew, during the calendar year indicated.

                                LEASE EXPIRATIONS

         YEAR                NUMBER              YEAR                  NUMBER
         ----                ------              ----                  ------

         2003                  2                 2017                     9
         2004                  2                 2018                     6
         2005                  2                 2019                     8
         2006                  1                 2020                     4
         2008                  3                 2021                     2
         2011                  3                 2022                     2
         2012                  2                 2023                     2
         2013                  4                 2024                     2
         2014                  1                 2026                     5
         2016                  4                 2027                     3
                                                 2031                     1

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 31, 2002.

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

                                                         HIGH         LOW
         FISCAL YEAR ENDED AUGUST 31, 2002

         First Quarter                                     $ 2.400      $ 2.100
         Second Quarter                                      4.400        2.100
         Third Quarter                                       6.050        3.000
         Fourth Quarter                                      6.630        3.350

         FISCAL YEAR ENDED SEPTEMBER 1, 2001

         First Quarter                                     $ 2.750      $ 1.938
         Second Quarter                                      3.000        2.000
         Third Quarter                                       2.750        2.080
         Fourth Quarter                                      2.800        2.050

On October 31, 2002, the closing price of the Common Stock was $4.320.

The approximate number of stockholders of record of the Common Stock at October 31, 2002 was 316. The number of beneficial owners whose shares are held by banks, brokers and other nominees exceeds 950.

On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. The Company has not paid any cash dividends. The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends on the Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider. In addition, pursuant to the Company's bank line of credit, the Company is prohibited from declaring dividends in any year in excess of its earnings for such year or which would otherwise result in a violation of the Company's covenant to maintain a tangible net worth (as defined in the line of credit commitment letter) of $9,000,000. The Company's tangible net worth for the period ended August 31, 2002 was $24,010,782.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five years in the period ended August 31, 2002. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

                                                               FISCAL YEAR ENDED (1)
                                       August 31,   September 1,   September 2,    August 28,     August 29,
                                          2002          2001           2000           1999           1998
                                          ----          ----           ----           ----           ----

                                              (In thousands, except common stock data and statistics)
OPERATIONS
Net sales                               $110,672      $100,888       $100,208       $ 94,781       $ 90,566
Gross profit                              39,297        35,756         36,543         33,915         32,722
Store expenses and general
   and administrative expenses            38,809        35,740         34,582         33,163         31,167
Interest income (expense), net                38           128             31            (83)           (61)
Income before income taxes and
   cumulative effect of change in
   accounting principle                      526           143          1,991            668          1,544
Income before cumulative effect of
   change in accounting principle            290            46          1,198            402            942
Cumulative effect of change in
   accounting principle, net of tax            0             0            198              0              0
Net income                              $    290      $     46       $  1,396       $    402       $    942

COMMON STOCK DATA (2)

Basic and diluted earnings per
share:
Income before cumulative effect of
   change in accounting principle       $    .06      $    .01       $    .25       $    .08       $    .20
Cumulative effect of change in
   accounting principle                        0             0            .04              0              0
                                         -------       -------        -------        -------         ------

Net income                              $    .06      $    .01       $    .29       $    .08       $    .20

Book value per share                    $   5.00      $   4.94       $   4.93       $   4.59       $   4.59
Weighted average shares and
   equivalents outstanding:
  Basic                                4,799,183     4,801,583      4,813,476      4,744,408      4,740,063
  Diluted                              4,826,119     4,807,010      4,813,871      4,754,996      4,788,196

FINANCIAL POSITION

Working capital                         $ 19,220      $ 19,049       $ 19,640       $ 17,298       $ 17,095
Total assets                              38,570        35,634         34,580         37,869         33,318
Short-term debt                                0             0              0          6,570          2,194
Long-term debt                                 0             0              0              0              0
Stockholders' equity                    $ 24,011      $ 23,720       $ 23,670       $ 22,104       $ 21,742

                                                           FISCAL YEAR ENDED (1)
                                  August 31,    September 1,    September 2,    August 28,      August 29,
                                     2002           2001            2000           1999            1998
                                     ----           ----            ----           ----            ----

                                           (In thousands except common stock data and statistics)
STATISTICS

Net sales increase                     9.7%            0.7%           5.7%            4.7%           4.7%
Comparable store net sales
  increase (decrease) (3)              4.9%           (0.7%)          4.2%            0.2%           3.2%
Comparable store net sales
  increases on a 52 week
  aligned basis (3)                    4.9%            0.8%           2.5%            0.2%           3.2%
Return on net sales, after
  income taxes                         0.3%            0.1%           1.4%            0.4%           1.0%
Return on average
  stockholders' equity                 1.2%            0.2%           6.1%            1.8%           4.4%
Average net sales per gross
  square foot (4)                  $   153         $   146         $  147          $  141        $    143
Average net sales per store
  (000's) (4)                      $ 1,668         $ 1,534         $1,490          $1,399        $  1,374
Stores open at end of
  period                                68              66             65              69              66


(1) Fiscal 2000 is a 53-week fiscal year. All other years shown are 52-week fiscal years.

(2) On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock, which was paid on August 10, 1999 to stockholders of record on July 14, 1999. Share and per share data presented for the fiscal year ended August 29, 1998 has been adjusted to give retroactive effect to the dividend.

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

                                                                   YEAR ENDED
                                                    August 31,     September 1,    September 2,
                                                      2002            2001            2000

     Net sales                                        100.0%          100.0%          100.0%
     Cost of merchandise sold and
       occupancy costs                                 64.5            64.6            63.5
                                                     ------          ------          ------

     Gross profit                                      35.5            35.4            36.5
     Store expenses                                    24.6            25.3            24.3
     General and administrative expenses               10.5            10.1            10.2
                                                     ------          ------          ------

     Income from operations                             0.4%            0.0%            2.0%

     Net income                                         0.3%            0.1%            1.4%


The Company's net sales increased in fiscal 2002 by $9,784,000 or 9.7%. Sales from comparable stores open at least one year increased $4,802,000 or 4.9%. Management believes the increases are due to continuing efforts to maintain better in-stock position, add new products and improve merchandise display that, along with positive industry trends, resulted in increases in both average sale and customer transactions during the fiscal year. Strong Christmas season sales also contributed. In fiscal 2001, the Company's net sales increased by $680,000 or 0.7%. Sales from comparable stores opened at least one year decreased $637,000 or 0.7%. The sales comparison is affected by the number of weeks contained in each fiscal year since fiscal 2000 includes a 53rd fiscal week while fiscal 2001 is based on a 52 week period. On a fully aligned, week-for-week comparative basis, net sales in fiscal 2001 increased by $2,206,000 or 2.2% over the comparable prior period due to increases in comparable store sales of $746,000 or 0.8%, in addition to new store sales of $1,460,000 net of the impact of closed stores. The comparable store sales increase was negatively affected in the Company's fiscal 2001 fourth quarter by an unsuccessful change in promotional strategy and later distribution of seasonal merchandise compared to fiscal 2000.

Gross profit improved by $3,501,000 and 9.8% in fiscal 2002 as compared to the prior fiscal year. The improvement was principally due to the additional revenue cited above, as gross profit remained relatively unchanged year-to-year as a percent of net sales. Gross profit decreased $787,000, or 1.0% as a percent of net sales, in fiscal 2001 as compared to fiscal 2000. The percentage change in fiscal 2001 was primarily due to higher inventory shrinkage as compared to fiscal 2000, coupled with a combination of increases in occupancy and freight costs. Occupancy expense increased because of higher square footage and rent costs of new stores as compared to closed stores as well as contractual increases in rent for existing stores. Freight expense rose primarily due to higher unit costs.

Store expenses increased by $1,637,000 or 6.4%, and, as a percentage of sales, decreased by 0.7% in fiscal 2002 as compared to 2001. The increase in fiscal 2002 was primarily due to an increase in payroll and payroll related expenses and rose in support of larger stores and higher sales. The decrease in store expenses as a percent of net sales was principally due to the ability of the Company to leverage expenses against the increase in net sales. Store expenses in fiscal 2001 increased by $1,249,000 or 5.1%, and, as a percentage of net sales, increased by 1.0% as compared to fiscal 2000 principally due to an increase in payroll and payroll related expenses that was primarily due to new store openings net of store closings, and additional costs incurred in connection with the Company's annual physical inventory to inaugurate a company wide SKU (stock keeping unit) level inventory system to help improve the Company's sales performance and tighten inventory control.
General and administrative expenses in fiscal 2002 increased by $1,392,000, or 0.4% as a percent of net sales, as compared to fiscal 2001. These increases were primarily attributable to additional payroll and payroll related expenses incurred in connection with filling executive and management positions that were vacant in the prior comparable period, plus increased insurance expenses. General and administrative expenses decreased by $90,000 or 0.9% in fiscal 2001, and, as a percentage of net sales, decreased by 0.1% as compared to fiscal 2000. The lower general and administrative expense in fiscal 2001 is primarily due to decreases in payroll and related expenses, and professional fees, partially offset by increases in property and casualty insurance premiums and rent for the Company's distribution center.

In fiscal 2002, interest income, net decreased from the prior fiscal year due to the material fall in interest rates on short-term investments in the first half of the current year compared to relative interest rate stability and higher interest rate availability during the prior comparable period. There was virtually no change in average invested balances during the two years. Interest income, net increased in fiscal 2001 as compared to fiscal 2000 because the Company entered fiscal 2001 without bank debt and was able to maintain that condition throughout the majority of the year, thus allowing an increase in investment of cash provided by operating activities over that experienced in fiscal 2000. See "Liquidity and Capital Resources."

The effective tax rate for 2002 was 44.9% as compared to 67.8% in 2001. The decrease is primarily due to a lower effective state and local income tax rate. The effective tax rate for 2001 was 67.8% as compared to 39.7% in 2000. The increase is primarily due to a higher effective state and local income tax rate due to the effect of minimum tax requirements on lower income.

Net income increased by $244,000 for fiscal 2002 as compared to fiscal 2001 as a result of the increase in net sales, partially offset by increases in store and general and administrative expenses, and the decrease in interest income, net. Net income decreased by $1,350,000 for fiscal 2001 as compared to fiscal 2000 (a 53 week year) due to the decrease in gross profit and the increase in store expenses, which was partially offset by the decrease in general and administrative expenses and the increase in interest income, net.

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

Year to year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including (1) the timing and duration of holiday selling seasons, (2) the timing of new store openings and promotional markdowns and (3) every seven years, the retail calendar contains a 53rd week as compared to a 52 week year for all other years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. In fiscal 2002 and fiscal 2001, the Company relied on internally generated funds, trade credit made available by suppliers and short-term borrowings to finance inventories and new store openings. Nearly all of the Company financing was provided through internally generated funds and trade credit.

The Company's working capital has increased $171,000 in fiscal 2002 as compared to 2001 primarily as a result of an increase in merchandise inventory partially offset by an increase in trade payables.

The Company maintains a credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (4.75% at August 31, 2002). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 31, 2002, the Company was in compliance with such covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount outstanding at a point in time under the line was $750,000, $545,000, and $7,490,000 during fiscal 2002, fiscal 2001 and fiscal 2000, respectively. There were no direct borrowings outstanding under the line of credit at August 31, 2002 or September 1, 2001. The Company intends to maintain the availability of the line of credit for working capital requirements and in order to be able to take advantage of future opportunities.

The Company purchases merchandise directly from manufacturers in the Far East. These purchases are payable in United States dollars and are either by direct payment or supported by letters of credit. The results of operations of the Company have not been affected by foreign currency fluctuation. At August 31, 2002, the Company had outstanding letters of credit in the amount of $159,690.

During fiscal 2002, fiscal 2001 and fiscal 2000, the Company had net cash provided by operating activities of $1,356,000, $1,526,000 and $7,537,000, respectively, and used $1,359,000, $1,890,000 and $591,000, respectively for purchases of property and equipment. Cash provided by operating activities in fiscal 2002 resulted primarily from depreciation, and increases in trade payables and other current obligations, offset by an increase in merchandise inventory. In fiscal 2003, the Company expects to open three new stores and close three existing stores. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $825,000 per store in fiscal 2002. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores. The Company believes that its cash at August 31, 2002, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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

RECENT ACCOUNTING STANDARDS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining many of the requirements of such statement. After review of the provisions of this Statement, management's assessment is that the Statement has no material impact on the Company's financial position or results of operations.


In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company is currently evaluating the impact of the Statement.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that management evaluates carefully to minimize earnings volatility. At August 31, 2002, and during each of the three years in the period then ended, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not have any foreign currency exposure. As discussed in Note 3 of the Notes to Consolidated Financial Statements, loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (4.75% at August 31, 2002). There were no loans outstanding under any such line of credit at August 31, 2002 or September 1, 2001.

The following table details future projected payments for the Company's significant contractual obligations as of August 31, 2002:

                                                            Computer and
                                                          Other Technology
     Fiscal Year Ended          Operating Leases        Related Commitments              Total
           2003                    $  9,055,236            $   386,364              $  9,441,600
           2004                       8,009,700                120,317                 8,130,017
           2005                       7,201,393                 98,330                 7,299,723
           2006                       6,020,264                 54,670                 6,074,934
           2007                       4,788,695                  1,519                 4,790,214
        Thereafter                   11,207,047                      0                11,207,047
                                     ----------              ---------                ----------

                                   $ 46,282,335            $   661,200              $ 46,943,535
                                    ===========              =========                ==========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               See Item 15(a) in Part IV.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required for this item is incorporated by reference to the Company's 2002 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 31, 2002.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference to the Company's 2002 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 31, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this item is incorporated by reference to the Company's 2002 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 31, 2002.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item is incorporated by reference to the Company's 2002 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)   FINANCIAL STATEMENTS PAGE Report of Independent Certified
           Public Accountants                                        F-1

           Consolidated Balance Sheets as of August 31, 2002 and
           September 1, 2001                                         F-2

           Consolidated Statements of Income for the
           years ended August 31, 2002, September 1, 2001 and
           September 2, 2000                                         F-3

           Consolidated Statements of Stockholders'
           Equity for the years ended August 31, 2002, September 1,
           2001 and September 2, 2000                                F-4

           Consolidated Statements of Cash Flows for
           the years ended August 31, 2002, September 1, 2001 and
           September 2, 2000                                         F-5

           Notes to Consolidated Financial Statements                F-6 - F-14

     (b) The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

     (c)   EXHIBITS
           3.1*    Certificate of Incorporation of the Company
           3.2*    By-Laws of the Company
           10.1*   Promissory Note (Revolving) with Valley National
                   Bank
           10.2*   1991 Stock Option Plan
           10.3*   Lease between Momar Realty Co. and the Company,
                   dated as of March 1, 1991
           10.4**  1999 Incentive Stock Award Plan
           10.5**  Change in Registrants Certifying Accountant
           21.1    List of subsidiaries of the Company
           23.1    Consent of Grant Thornton LLP
           24.1    Power of Attorney to sign Form 10-K (set forth on
                   page 17)
           27      Financial Data Schedule (Filed electronically with
                   SEC only)
           99.1    Certification
           99.2    Certification

     (d)   FINANCIAL STATEMENT SCHEDULES
           None of these schedules are required.

  * Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.
 ** Incorporated by reference to the Company's Registration Statement on Form
    S-8 filed on September 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Hawthorne, New Jersey, on November 27, 2002 .

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

  SIGNATURE                     TITLE(S)                       DATE

  /S/ STEVEN B. BARNETT         Executive Vice President and   November 27, 2002
  ----------------------        Director
   Steven B. Barnett

  /S/ EVAN BERENZWEIG           Senior Vice President and      November 27, 2002
  --------------------          Director
   Evan Berenzweig

  /S/ STANLEY BERENZWEIG        Principal Executive            November 27, 2002
  ----------------------        Officer and Director
   Stanley Berenzweig

  /S/ MARIO CIAMPI              Director                       November 27, 2002
  ----------------
   Mario Ciampi

  /S/ FRED J. DAMIANO           Director                       November 27, 2002
  --------------------
   Fred J. Damiano

  /S/ JEFFREY C. GERSTEL        President and                  November 27, 2002
  ----------------------        Director
   Jeffrey C. Gerstel

  /S/ FREDERICK A. GUNZEL       Vice President and Chief       November 27, 2002
  -----------------------       Financial Officer
  Frederick A. Gunzel

  /S/ JUDITH LOMBARDO           Senior Vice President and      November 27, 2002
  --------------------          Director
   Judith Lombardo

  /S/ ALAN C. MINTZ             Director                       November 27, 2002
  ------------------
   Alan C. Mintz

                                 CERTIFICATIONS

I, Stanley Berenzweig, certify that:

1. I have reviewed this annual report on Form 10-K of Rag Shops, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on November 27, 2002; and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE                        TITLE(S)                      DATE

/S/ STANLEY BERENZWEIG           Principal Executive           November 27, 2002
----------------------           and Director
 Stanley Berenzweig

                                 CERTIFICATIONS

I, Frederick A. Gunzel, certify that:

1. I have reviewed this annual report on Form 10-K of Rag Shops, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on November 27, 2002; and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE                       TITLE(S)                       DATE

/S/ FREDERICK A. GUNZEL         Vice President and Chief       November 27, 2002
-----------------------         Financial Officer
 Frederick A. Gunzel

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

 10.2        1991 Stock Option Plan                                     *

 10.3        Lease between Momar Realty Co. and the Company,            *
             dated as of March 1, 1991

 10.4        1999 Incentive Stock Award Plan                           **

 10.5        Change in Registrants Certifying Accountant               **

 21.1        List of subsidiaries of the Company                      F-15

 23.1        Consent of Grant Thornton LLP

 24.1        Power of Attorney to sign Form 10-K
              (set forth on page 17)

 99.1        Certification

 99.2        Certification


--------------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
 and Stockholders

Rag Shops, Inc.
Hawthorne, New Jersey

We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and its Subsidiaries as of August 31, 2002 and September 1, 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rag Shops, Inc. and Subsidiaries as of August 31, 2002 and September 1, 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its method of calculating inventory for the year ended September 2, 2000.

Grant Thornton  LLP
Edison, New Jersey
November 13, 2002

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                                 August 31,     September 1,
                                                                    2002            2001
                                                                    ----            ----

ASSETS
CURRENT ASSETS
   Cash                                                          $    958,852    $    953,224
   Merchandise inventories                                         30,327,095      27,806,578
   Prepaid expenses                                                 1,248,932       1,194,277
   Other current assets                                               453,858         153,565
   Deferred income taxes                                              789,846         855,346
                                                                  -----------     -----------

                 Total current assets                              33,778,583      30,962,990

PROPERTY AND EQUIPMENT, NET                                         4,250,885       4,186,012
DEFERRED INCOME TAXES                                                 497,102         436,002
OTHER ASSETS                                                           43,194          49,485
                                                                  -----------     -----------

TOTAL ASSETS                                                     $ 38,569,764    $ 35,634,489
                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                      $ 10,307,909    $  8,348,552
   Accrued expenses and other current
     liabilities                                                    2,797,432       2,680,378
   Accrued salaries and wages                                       1,297,857         719,952
   Income taxes payable                                               155,784         165,186
                                                                  -----------     -----------

                 Total current liabilities                         14,558,982      11,914,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     2,000,000 shares authorized;
     No shares issued or outstanding                                        0               0
   Common stock, $.01 par value,
     13,000,000 shares authorized;
     4,824,863 (4,797,983) shares and 4,826,063 (4,799,183)
     shares issued (outstanding) at August 31, 2002
     and September 1, 2001, respectively                               48,249          48,261
   Additional paid-in capital                                       6,235,352       6,237,666
   Unamortized restricted stock awards                                      0          (3,065)
   Retained earnings                                               17,791,255      17,501,633
   Treasury stock, at cost, 26,880 shares                             (64,074)        (64,074)
                                                                  -----------     -----------

                 Total stockholders' equity                        24,010,782      23,720,421
                                                                  -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 38,569,764    $ 35,634,489
                                                                  ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                  Fiscal Year Ended
                                       August 31,   September 1,    September 2,
                                         2002           2001            2000

NET SALES                            $110,672,263   $100,887,768   $100,207,583

COST OF MERCHANDISE SOLD AND
  OCCUPANCY COSTS                      71,375,224     65,131,965     63,665,075
                                       ----------     ----------     ----------

Gross profit                           39,297,039     35,755,803     36,542,508
                                       ----------     ----------     ----------

OPERATING EXPENSES:
  Store expenses                       27,249,108     25,572,373     24,323,794
  General and administrative
     expenses                          11,560,192     10,167,994     10,258,354
                                       ----------     ----------     ----------

Total operating expenses               38,809,300     35,740,367     34,582,148
                                       ----------     ----------     ----------

INCOME FROM OPERATIONS                    487,739         15,436      1,960,360

INTEREST INCOME, Net                       37,783        127,885         30,562
                                       ----------     ----------     ----------

INCOME BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE            525,522        143,321      1,990,922

PROVISION FOR INCOME TAXES                235,900         97,200        793,000
                                       ----------     ----------     ----------

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE            289,622         46,121      1,197,922

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF INCOME
TAX EFFECT OF $127,000                          0              0        198,496
                                       ----------     ----------     ----------

NET INCOME                           $    289,622   $     46,121   $  1,396,418
                                       ==========    ===========    ===========

BASIC AND DILUTED EARNINGS PER
COMMON SHARE:

   INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE            $.06           $.01           $.25

   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                         0              0            .04
                                             ----           ----            ---

   NET INCOME                                $.06           $.01           $.29
                                             ====           ====           ====


The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR YEARS ENDED SEPTEMBER 2, 2000, SEPTEMBER 1, 2001, AND AUGUST 31, 2002

                                                     Additional  Unamortized
                                 Common Stock         Paid-In     Restricted    Retained    Treasury
                               Shares     Dollars     Capital       Stock       Earnings      Stock       Total
                                                                    Awards

BALANCE, AUGUST 28, 1999     4,837,763    $ 48,378  $ 6,267,827  $ (207,488)   $16,059,094  $(64,074)  $ 22,103,737


Issuance of restricted
  stock awards                   9,000          90       17,352     (17,442)             0         0              0

Amortization of restricted
  stock awards                       0           0            0     169,761              0         0        169,761

Forfeiture of restricted
  stock awards                 (18,300)       (183)     (42,886)     43,069              0         0              0

Net income                           0           0            0           0      1,396,418         0      1,396,418
                             ---------    --------   ----------   ---------      ---------    ------    -----------


BALANCE, SEPTEMBER 2, 2000   4,828,463      48,285    6,242,293     (12,100)    17,455,512   (64,074)    23,669,916

Amortization of restricted
  stock awards                       0           0            0       4,384              0         0          4,384

Forfeiture of restricted
  stock awards                  (2,400)        (24)      (4,627)      4,651              0         0              0

Net income                           0           0            0           0         46,121         0         46,121
                             ---------    --------   ----------   ---------      ---------    ------      ---------


BALANCE, SEPTEMBER 1, 2001   4,826,063      48,261    6,237,666      (3,065)     7,501,633   (64,074)    23,720,421

Amortization of restricted
  stock awards                       0           0            0         739              0         0            739

Forfeiture of restricted
  stock awards                  (1,200)        (12)      (2,314)      2,326              0         0              0

Net income                           0           0            0           0        289,622         0        289,622
                             ---------    --------   ----------   ---------      ---------    ------      ---------


BALANCE, AUGUST 31, 2002     4,824,863   $  48,249  $ 6,235,352  $        0    $17,791,255  $(64,074)  $ 24,010,782
                             =========    ========   ==========   =========     ==========   ========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Fiscal Year Ended
                                                          August 31,     September 1,   September 2,
                                                             2002            2001           2000
                                                             ----            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  289,622     $   46,121     $ 1,396,418
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Depreciation and amortization                           1,224,726      1,276,297       1,414,572
    Deferred income taxes                                       4,400        (89,500)       (187,090)
    Loss on disposition of property and equipment              60,705         34,136          52,399
    Amortization of restricted stock awards                       739          4,384         169,761
    Cumulative effect of change in accounting principle             0              0        (325,000)
Changes in assets and liabilities:
   (Increase) decrease in:
     Merchandise inventories                               (2,520,517)        (1,260)      3,082,800
     Prepaid expenses                                         (54,655)      (710,963)         53,440
     Other current assets                                    (300,293)       (54,627)        125,821
     Other assets                                               6,291         17,222          38,893
   Increase (decrease) in:
     Accounts payable - trade                               1,959,357        585,832       1,834,152
     Accrued expenses                                         117,054        668,555        (493,205)
     Accrued salaries and wages                               577,905       (173,171)        288,354
     Income taxes payable                                      (9,402)       (77,176)         85,450
                                                           -----------    -----------     ----------

Net cash provided by operating activities                   1,355,932      1,525,850       7,536,765
                                                           ----------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                9,040          6,300             400
    Payments for purchases of property and equipment       (1,359,344)    (1,889,530)       (590,634)
                                                           ----------     ----------      ----------

Net cash used in investing activities                      (1,350,304)    (1,883,230)       (590,234)
                                                           ----------     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of note payable - bank           4,075,000      1,090,000       5,805,000
    Repayments of note payable - bank                      (4,075,000)    (1,090,000)    (12,375,000)
                                                           ----------     ----------      ----------


    Net cash used in financing activities                           0              0      (6,570,000)
                                                           ----------     ----------      ----------

NET INCREASE (DECREASE) IN CASH                                 5,628       (357,380)        376,531

CASH, BEGINNING OF YEAR                                       953,224      1,310,604         934,073
                                                           ----------     ----------      ----------

CASH, END OF YEAR                                          $  958,852     $  953,224     $ 1,310,604
                                                            =========      =========      ==========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
     Cash paid during the year for:
     Interest                                              $    3,248     $      561     $   198,269
                                                            =========      =========      ==========
     Income taxes                                          $   98,042     $  843,731     $ 1,002,981
                                                            =========      =========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2002, SEPTEMBER 1, 2001 AND SEPTEMBER 2, 2000

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

FISCAL YEAR

The Company's fiscal year end is the Saturday closest to August 31. The financial statements for fiscal year ended September 2, 2000 ("2000") were comprised of 53 weeks. Fiscal years ended August 31, 2002 ("2002") and September 1, 2001 ("2001") were each comprised of 52 weeks.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentations.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expense net of co-op advertising was $4,196,085, $4,161,928 and $4,107,476 for 2002, 2001 and 2000,
respectively.

MERCHANDISE INVENTORIES

Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method. Effective August 29, 1999, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. Prior to August 29, 1999, the Company utilized an average cost-to-retail ratio to value ending inventory. Effective August 30, 1999, the Company began utilizing a method that weights the cost-to-retail ratio using multiple inventory categories. Management believes that this change in accounting improves the measurement of the Company's profitability based upon a changing product mix. The cumulative effect of this accounting change has increased the Company's net income for 2000 by $198,496 (net of tax effect $127,000).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining many of the requirements of such statement. After review of the provisions of this Statement, management's assessment is that the Statement has no material impact on the Company's financial position or results of operations.


In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company is currently evaluating the impact of the Statement.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                    Useful      August 31,         September 1,
                                    Lives          2002                2001
                                    -----          ----                ----
Furniture and fixtures            5-10 years     $  9,697,500       $  9,070,071
Leasehold improvements              10 years        3,889,181          3,582,809
Transportation equipment           3-7 years          573,132            600,706
Data processing equipment            5 years        4,371,559          4,232,438
                                                  -----------        -----------

                                                   18,531,372         17,486,024

Less accumulated depreciation and
  amortization                                     14,280,487         13,300,012
                                                  -----------        -----------

                                                 $  4,250,885       $  4,186,012
                                                  ===========        ===========

NOTE 3. NOTE PAYABLE - BANK

The Company maintains a credit facility with a bank. The credit facility is renewable annually on or before each December 31 and currently consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. There were no direct borrowings outstanding under the line of credit at both August 31, 2002 and September 1, 2001 and the unused line of credit for direct borrowings and the issuance of letters of credit at August 31, 2002 was $9,840,310. The facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 31, 2002, the Company was in compliance with such covenants. Borrowings under the line of credit bear interest payable quarterly at the bank's prime rate (4.75% and 6.50% at August 31, 2002 and September 1, 2001, respectively).

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases
The Company leases its facilities in accordance with operating leases, having initial terms of more than one year, which expire in various years through 2012. Substantially all of the leases contain renewal options. In addition, certain leases require that the Company pay its pro rata share of utilities, taxes, insurance and maintenance. Rent expense for 2002, 2001 and 2000 amounted to $8,789,191, $8,175,209, and $7,651,778, respectively, and includes contingent rentals (computed on a percentage of sales, as defined in the leases) of $40,211, $28,050 and $29,079 respectively.

The Company leases certain premises from an entity controlled by the majority stockholders of the Company. For the years 2002, 2001 and 2000, rental payments under this agreement amounted to $349,269, $340,349 and $338,265, respectively.

Future minimum annual rental commitments under non-cancelable operating leases are as follows:

         Fiscal Year Ended
                  2003                               $9,055,236
                  2004                                8,009,700
                  2005                                7,201,393
                  2006                                6,020,264
                  2007                                4,788,695
               Thereafter                            11,207,047
                                                     ----------

                                                    $46,282,335
                                                     ==========

Letters of Credit
In addition, at August 31, 2002 the Company has outstanding letters of credit for the purchase of merchandise inventories of approximately $159,690.

Legal Matters
The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceeding that is expected to have a material adverse effect on the Company's results of operations or financial position.

NOTE 5. EARNINGS PER SHARE

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

                                                                Fiscal Year Ended
                                                     August 31,     September 1,    September 2,
                                                       2002             2001            2000
  Numerator for basic and diluted earnings per
     Share:
    Income before cumulative effect of change
     in Accounting principle                        $  289,622       $   46,121      $1,197,922

     Cumulative effect of change in accounting
     principle, net of income taxes                          0                0         198,496
                                                     ---------        ---------       ---------

     Net income                                     $  289,622       $   46,121      $1,396,418
                                                     =========        =========       =========

  Denominator:
     Denominator for basic earnings per
     share-weighted average shares                   4,799,183        4,801,583       4,813,476

     Effect of dilutive securities:
     Employee stock options                             26,936            5,427             395
                                                     ---------        ---------       ---------

     Denominator for diluted earnings
     per share-adjusted weighted
     average shares and assumed
     conversions                                     4,826,119        4,807,010       4,813,871
                                                     =========        =========       =========

  Basic and diluted earnings per share:
     Income before cumulative effect of change
     in accounting principle                        $      .06       $      .01       $     .25

     Cumulative effect of change in accounting
     principle                                               -                -             .04
                                                      --------         --------       ---------

     Net income                                      $     .06        $     .01       $     .29
                                                      ========         ========        ========

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 2,250 in 2002, 17,750 in 2001 and 323,800 in 2000.

NOTE 6. STOCKHOLDERS' EQUITY

Each share of common stock is entitled to one vote.

In April 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") covering employees and non-employee directors. The Plan permitted options to purchase a total of 450,000 shares of common stock, of which 435,600 shares were reserved by the Company as of April 18, 2001. Such options may be incentive stock options ("ISO") or nonqualified options. The term of an option will not exceed ten years and an option is exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. The options granted are generally exercisable 40% after two years and 20% per year thereafter. The Plan epired on April 18, 2001. However, the Company intends to extend the Plan termination date and grant options on a mimimum of 90,000 shares upon extension of the Plan. Such options are not included in the tables below.

No compensation cost has been recognized for the stock options awarded since they were granted at the fair market value on the date of grant. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant date for awards in 2000 (the last grant dates under the Plan prior to expiration), consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                            Fiscal Year Ended
                                                              2002                 2001                 2000
                                                              ----                 ----                 ----
Net income-as reported                                    $     289,622        $      46,121        $   1,396,418
Net income-pro forma                                      $     288,648        $      34,455        $   1,388,349
Net income per share-as reported, basic and diluted       $         .06        $         .01        $         .29
Net income per share pro forma, basic and diluted         $         .06        $         .01        $         .29


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000: dividends yield of 0%, expected volatility of 30%, risk-free interest rate of 5.0% and expected life of 10 years. The weighted average grant date fair value of options issued during fiscal year 2000 was $0.97.

Information with respect to options granted under the Plan is as follows:

                                               Number of          Exercise Price      Weighted-Average
                                                 Shares              Per Share         Exercise Price

Outstanding, August 28, 1999                      280,300            $2.02-$11.76            $3.70
Granted                                            56,500            $1.86-$2.325            $2.27
Forfeited or Expired                               (4,500)           $2.125-$3.00            $2.42
                                                 --------

Outstanding, September 2, 2000                    332,300            $1.86-$11.76            $3.51
Granted                                                 0
Forfeited or Expired                             (250,550)          $2.340-$6.250            $3.88
                                                 --------

Outstanding, September 1, 2001                     81,750            $1.86-$11.76            $2.77
Granted                                                 0
Forfeited or Expired                               (3,500)          $2.340-$12.375           $6.64
                                                 --------
Outstanding, August 31, 2002                       78,250            $1.86-$11.76            $2.59
                                                 ========


Exercisable, September 2, 2000                    229,400            $2.02-$11.76            $4.02
Exercisable, September 1, 2001                     63,250            $2.02-$11.76            $2.94
Exercisable, August 31, 2002                       73,950            $2.02-$11.76            $2.64

The weighted-average remaining contractual life of stock options outstanding at August 31, 2002 is 4.4 years and at September 1, 2001 is 5.3 years. The majority of options as of August 31, 2002 have an exercise price from $1.86 to $3.21.

Effective July 20, 1999, the Company adopted the 1999 Incentive Stock Award Plan (the "Incentive Plan"). The Incentive Plan provides for the award of up to 300,000 shares of the Company's common stock (the "shares") to key employees (including non-executive officers), independent contractors or consultants as determined by the Option Committee of the Board of Directors. The Incentive Plan participants are entitled to dividends and to vote their respective shares, however, the sale or transfer of the shares is restricted during a vesting period. As of August 31, 2002, 107,900 shares have been issued under the Incentive Plan. On July 31, 2000, 80,300 of the outstanding shares vested. On March 31, 2002, an additional 4,500 shares vested. As of August 31, 2002, 23,100 shares had been forfeited by individuals who were no longer employed by the Company prior to the end of their required vesting period and no shares remain unvested. The Company estimated the value of the stock issued based on the market price on the date of grant.

Unamortized restricted stock awards was charged for the market value of the restricted shares at the date of grant. The unamortized restricted stock awards is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized ratably over the vesting period. In 2002, 2001, and 2000, $739, $4,384 and $169,761, respectively, were charged to expense relating to the Incentive Plan.

On May 21, 1999 the Company's Board of Directors approved a discretionary program whereby the Company is authorized to purchase up to 200,000 shares of its outstanding common stock. As of August 31, 2002, September 1, 2001 and September 2, 2000, 26,880 shares are held in treasury.

NOTE 7. INCOME TAXES

The components of income tax expense relating to income consists of the following:

                                     Fiscal Year Ended
                August 31, 2002      September 1, 2001     September 2, 2000
                ---------------      -----------------     -----------------

  Federal:
  Current           $   157,800           $   121,300           $   920,090
  Deferred                4,400               (89,500)             (187,090)

  State:
  Current                73,700                65,400               187,000
                     ----------            ----------            ----------

                    $   235,900           $    97,200           $   920,000
                     ==========            ==========            ==========

The deferred income tax (expense) benefit arises from the following temporary differences.

                                                               Fiscal Year Ended
                                           August 31, 2002     September 1, 2001    September 2, 2000
                                           ---------------     -----------------    -----------------

  Uniform inventory capitalization             $     2,200          $     1,600           $   (10,400)
  Depreciation                                      12,200               48,200               108,290
  Straight-line of leases                           48,900               38,000                31,500
  Amortization of incentive stock awards           (67,700)               1,700                57,700
                                                 ----------           ---------             ---------


                                               $    (4,400)         $    89,500           $   187,090
                                                ===========          ==========            ==========

The effective tax rate differs from the Federal statutory rate as follows:

                                                               Fiscal Year Ended
                                           August 31, 2002     September 1, 2001    September 2, 2000
                                           ---------------     -----------------    -----------------

  Statutory tax rate                                 34.0%                34.0%                 34.0%
  State and local income taxes,
    net of federal income tax benefit                 9.3                 30.1                   5.3
  Effect of permanent differences and
    other                                             1.6                  3.7                   0.4
                                                    -----                -----                 -----

  Effective tax rate                                 44.9%                67.8%                 39.7%
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

The Company has approximately $7,702,000 of net operating losses in multiple entities and multiple states which expire on various dates from 2003 to 2017.

The tax effect of significant items comprising the Company's deferred income tax assets are as follows:

                                                           Fiscal Year Ended
                                                 August 31, 2002     September 1, 2001
  Current deferred income tax assets:
  Uniform inventory capitalization                   $   789,846          $   787,646
  Amortization of restricted stock awards                                      67,700
                                                       ---------            ---------
                                                         789,846              855,346
                                                       ---------            ---------

  Non-current deferred income tax assets:
  Straight-line of leases                                249,573              200,673
  Difference between book and tax depreciation
    methods                                               247,529              235,329
  Net operating losses for State purposes                721,597              620,205
  Valuation allowance                                   (721,597)            (620,205)
                                                       ---------            ---------
                                                         497,102              436,002
                                                       ---------            ---------

  Total deferred income tax asset                    $ 1,286,948          $ 1,291,348
                                                      ==========            =========

NOTE 8. EMPLOYEE BENEFIT PLAN

The Company has a voluntary 401(k) savings plan. All non-union employees of the Company are eligible to participate on or after reaching age 21 and completing one year of eligible service. The Company did not make any contributions to the 401(k) plan for 2002, 2001 and 2000.

NOTE 9. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of selected quarterly financial data (in thousands of dollars, except per share amounts):

                                                                  Fiscal Quarter Ended
                                              December 1,        March 2,        June 1,         August 31,
2002                                            2001              2002            2002             2002
----                                            ----              ----             ----            ----
Net sales                                      $  32,552        $  28,931        $  25,523        $  23,667
Gross profit                                      12,281            9,836            9,324            7,856
Net income (loss)                                  1,390              129               90           (1,320)

Earnings (loss) per common share:
  Basic & Diluted                                    .29              .03              .02            (.27)

                                                                  Fiscal Quarter Ended
                                              December 2,        March 3,        June 2,       September 1,
2001                                            2000              2001            2001             2001
----                                            ----              ----            ----             ----
Net sales                                      $  30,048        $  25,760        $  23,692        $  21,388
Gross profit                                      11,442            8,995            8,379            6,940
Net income (loss)                                  1,282               44               46           (1,326)

Earnings (loss) per common share:
  Basic & Diluted                                    .27              .01              .01            (.27)

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

                                  EXHIBIT 23.1

                                 RAG SHOPS, INC.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated November 13, 2002, accompanying the consolidated financial statements included in the Annual Report of Rag Shops, Inc. and Subsidiaries on Form 10-K as of August 31, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statement of Rag Shops, Inc. and Subsidiaries on Form S-8 (File No. 333-86489, effective September 3, 1999).

Grant Thornton  LLP
Edison, New Jersey
November 13, 2002

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18.U.S.C. 1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (the "Report").

        The undersigned hereby certifies that:

        - The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
        -
        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
        -
        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 27th day of November, 2002.


                                                      /s/ Stanley Berenzweig
                                                      -----------------------
                                                      Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18.U.S.C. 1350)

        The undersigned, Frederick A. Gunzel, the Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (the "Report").

        The undersigned hereby certifies that:

        - The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
        -
        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
        -
        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 27th day of November, 2002.


                                                      /s/ Frederick A. Gunzel
                                                      -----------------------
                                                      Chief Financial Officer