Form 10-Q
period 2002-11-30
RAG SHOPS INC
filed 2003-01-10
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended November 30, 2002

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the Transition Period From ... to...

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

                      Yes  X                                             No
                         -----                                             -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        CLASS                   OUTSTANDING AT DECEMBER 31, 2002
            Common stock, par value $.01                    4,797,983

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed consolidated balance sheets - November 30, 2002 (unaudited),
        December 1, 2001 (unaudited) and August 31, 2002                       3

      Condensed consolidated statements of income - three months ended
        November 30, 2002 (unaudited) and December 1, 2001 (unaudited)         4

      Condensed consolidated statements of cash flows - three months ended
        November 30, 2002 (unaudited) and December 1, 2001 (unaudited)         5

      Notes to condensed consolidated financial statements                   6-7

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                               8-11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         12

   Item 4. Controls and Procedures                                            12

Part II - OTHER INFORMATION

   Items 1. - 5.                                                              13

   Item  6. Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                    13

CERTIFICATIONS                                                             14-15

EXHIBITS
      99.1  Certification
      99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                                November 30,     December 1,      August 31,
                                                                    2002             2001            2002
                                                                    ----             ----            ----
                                                                (Unaudited)      (Unaudited)       (Note A)
                           ASSETS
CURRENT ASSETS:
  Cash                                                             $   2,433        $   6,320       $     959
  Merchandise inventories                                             29,812           24,883          30,327
  Prepaid expenses                                                       655              445           1,249
  Other current assets                                                   705              447             454
  Deferred taxes                                                         790              855             790
                                                                     -------          -------         -------

                    Total current assets                              34,395           32,950          33,779

Property and equipment, net                                            4,282            4,044           4,251
Deferred income taxes                                                    497              436             497
Other assets                                                              41               49              43
                                                                     -------          -------         -------

TOTAL ASSETS                                                       $  39,215        $  37,479       $  38,570
                                                                     =======          =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                                           $   9,854        $   7,902       $  10,308
  Accrued expenses and other current liabilities                       3,637            3,043           2,797
  Accrued salaries and wages                                           1,066              969           1,298
  Income taxes payable                                                   136              454             156
                                                                     -------          -------         -------

                  Total current liabilities                           14,693           12,368          14,559


STOCKHOLDERS' EQUITY:
  Common stock                                                            48               48              48
  Additional paid-in capital                                           6,236            6,236           6,236
  Unamortized restricted stock awards                                      -               (1)              -
  Retained earnings                                                   18,302           18,892          17,791
  Treasury stock, at cost, 26,880 shares                                 (64)             (64)            (64)
                                                                     --------         --------        --------

                 Total stockholders' equity                           24,522           25,111          24,011
                                                                     -------          -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  39,215        $  37,479       $  38,570
                                                                     =======          =======         =======



Note A: Derived from the August 31, 2002 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                        Three Months Ended
                                                        ------------------
                                                   November 30,    December 1,
                                                       2002           2001
                                                       ----           ----

Net sales                                           $ 33,357       $ 32,552
Cost of merchandise sold and occupancy costs          21,248         20,271
                                                      ------         ------

Gross profit                                          12,109         12,281

Selling, general and administrative expenses          11,175         10,008
                                                      ------         ------

Income from operations                                   934          2,273
Interest (expense) income, net                            (5)             5
                                                      -------        ------

Income before provision for income taxes                 929          2,278
Provision for income taxes                               418            888
                                                      ------         ------


Net income                                          $    511       $  1,390
                                                      ======         ======

EARNINGS PER COMMON SHARE:

Basic and diluted                                   $    .11       $    .29
                                                      ======         ======

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                      Three Months Ended
                                                            November 30, 2002     December 1, 2001
                                                            -----------------     ----------------
Cash flows from operating activities:
   Net income                                                    $     511             $   1,390
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     332                   326
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                           515                 2,924
     Prepaid expenses                                                  594                   749
     Other current assets                                             (251)                 (293)
     Other assets                                                        2                     -
    Increase (decrease) in:
     Accounts payable-trade                                           (454)                 (446)
     Accrued expenses and other current liabilities                    840                   363
     Accrued salaries and wages                                       (232)                  249
     Income taxes payable                                              (20)                  289
                                                                   -------               -------

   Net cash provided by operating activities                         1,837                 5,551
                                                                   -------               -------

 Cash flows from investing activities:
   Payments for purchases of property and equipment                   (363)                 (184)
                                                                   -------               -------

   Net cash used in investing activities                              (363)                 (184)
                                                                   -------               -------

Cash flows from financing activities
    Proceeds from issuance of note payable - bank                    6,750                 3,325
    Repayments of note payable - bank                               (6,750)               (3,325)
                                                                   -------               -------

   Net cash provided by financing activities                             0                     0
                                                                   -------               -------

 Net increase in cash                                                1,474                 5,367
 Cash, beginning of period                                             959                   953
                                                                   -------               -------

 Cash, end of period                                             $   2,433             $   6,320
                                                                   =======               =======

 Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest                                                      $       5             $       -
                                                                   =======               =======

   Income taxes                                                  $       2             $       6
                                                                   =======               =======


See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three months ended November 30, 2002 are not necessarily indicative of results for other quarters or the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Securities and Exchange Commission in November 2002.

Certain reclassifications have been made to prior year amounts in order to conform to the presentation for the current year.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company does not believe that adoption of this statement will have a material effect on the Company's financial position or results of operations.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                     November 30,    December 1,
                                                         2002            2001
                                                         ----            ----
  Numerator for basic and diluted earnings per share:

  Net income                                       $     511,000   $   1,390,000
                                                     ===========     ===========

  Denominator:
     Denominator for basic earnings per
       share-weighted average shares                   4,797,983       4,799,183

     Effect of dilutive securities:
       Employee stock options                             37,620           1,221
                                                     -----------     -----------

     Denominator for diluted earnings per
       share-adjusted weighted average
       shares and assumed conversions                  4,835,603       4,800,404
                                                     ===========     ===========

  Basic and diluted earnings per share             $         .11   $         .29
                                                     ===========     ===========

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 0 for the three months ended November 30, 2002 and 71,250 for the three months ended December 1, 2001.

NOTE 3 - MERCHANDISE INVENTORIES

Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

NOTE 4 - STOCK OPTION PLAN

On December 20, 2002, the Board of Directors of the Company unanimously adopted the Company's 2002 Stock Option Plan (the "Plan"), subject to stockholder approval at the Company's annual meeting to be held on January 23, 2003. A copy of the Plan is set forth in the Proxy Statement filed by the Company with the Securities and Exchange Commission on December 30, 2002. The Company's prior stock option plan expired by its terms.

A total of 750,000 shares of Common Stock have been reserved for issuance under the Plan. The purpose of the Plan is to promote the long-term interests of the Company and its stockholders by providing the Company with a means to attract, employ, motivate and retain experienced employees, officers, directors and consultants. No options have been granted pursuant to the Plan.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                                         Three Months Ended
                                                         ------------------
                                                    November 30,     December 1,
                                                        2002             2001
                                                        ----             ----

    Net sales                                            100.0%           100.0%
    Cost of merchandise sold and
        occupancy costs                                   63.7             62.3
                                                      --------         --------

    Gross profit                                          36.3             37.7
    Selling, general and administrative expenses          33.5             30.7
                                                      --------         --------

    Income from operations                                 2.8              7.0
                                                      --------         --------

    Net income                                             1.5%             4.3%
                                                      ========         ========

The Company's net sales increased $805,000 or 2.5% for the three months ended November 30, 2002 compared to the three months ended December 1, 2001. Revenue from larger new store openings, net of reductions from smaller closed stores, contributed $1,260,000 in additional sales during the quarter while comparable store sales decreased $455,000 or 1.4% as compared to the prior comparable period. The decrease in comparable store sales is primarily due to timing of the Friday after Thanksgiving, the traditional start of the Christmas selling season, which was the second to last day of the Company's first quarter in 2002 compared to nine days prior to the end of the comparable period last year.

Gross profit decreased by 1.4% as a percentage of net sales for the current quarter compared to the prior comparable period due to additional promotional markdowns incurred in response to the shorter holiday selling season, an increase in the provision for inventory shrinkage due to less than favorable results experienced during the physical inventory conducted in the final quarter of fiscal 2002 as compared to the prior comparable period and an increase in occupancy expenses because of additional square footage and rent costs for new larger stores as compared to smaller closed stores as well as contractual increases in rent for existing stores.

Selling, general and administrative expenses increased $1,167,000 for the three months ended November 30, 2002 and, as a percentage of net sales, increased 2.8% compared to the three months ended December 1, 2001. Additional advertising, payroll and payroll related expense, and higher insurance costs were the primary causes of the rise. Advertising expense increased as a result of

                        RAG SHOPS, INC. AND SUBSIDIARIES

additional advertising in the first quarter this year compared to the comparable period last year. Selling payroll increased in support of higher sales and increased store square footage due to the new larger stores, and administrative payroll grew through the addition of management personnel to fill both new positions and positions that were vacant in the prior comparable period. Insurance costs rose as a result of adverse market conditions when the Company's insurance policies were renewed in the third and fourth fiscal quarters last year. The increase in selling, general and administrative expenses as a percentage of net sales was principally due to the decrease in comparable store sales noted above.

The $10,000 change in interest (expense) income, net is principally due to the one week Thanksgiving calendar change as previously mentioned, resulting in a reduction in investment cash and, therefore, interest income from investment cash being insufficient to offset interest expense. See "Liquidity and Capital Resources".

Net income decreased $879,000 for the three months ended November 30, 2002 compared to the three months ended December 1, 2001 as a result of fewer holiday selling days, as mentioned above, and the increase in selling, general and administrative expenses, and the change in interest (expense) income, net.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the three months ended November 30, 2002, the Company relied on internally generated funds, credit made available by suppliers and short-term borrowings to finance inventories and new store openings. Nearly all of the Company financing was provided through internally generated funds and trade credit.

The Company's working capital increased $482,000 for the three months ended November 30, 2002 as compared to the August 31, 2002 amount primarily because the Company retained its net income for this period.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. During December 2002 the credit line facility was renewed for the year 2003. Borrowings under the line of credit bear interest at the bank's prime rate (4.25% at November 30, 2002).

                        RAG SHOPS, INC. AND SUBSIDIARIES

The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $1,635,000 and $730,000 during the three month periods ended November 30, 2002 and December 1, 2001, respectively. There were no direct borrowings outstanding under the line of credit at November 30, 2002 or December 1, 2001. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the three months ended November 30, 2002 amounted to $1,837,000, and $363,000 was used for purchases of property and equipment. Net cash from operating activities resulted primarily from net income of $511,000, non-cash depreciation of $332,000, decreases in merchandise inventories of $515,000 and prepaid expenses of $594,000, and an increase in accrued expenses and other liabilities of $840,000, partially offset by decreases in accounts payable-trade and accrued salaries and wages of $454,000 and $232,000, respectively. During the three months ended November 30, 2002 the Company did not open or close any stores and was operating sixty-eight stores at the end of the period. During the remainder of the fiscal year ending August 30, 2003, the Company anticipates opening three additional new stores and closing two stores. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $825,000 per store in fiscal 2002. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores. The Company believes that its cash at November 30, 2002, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

Recent Accounting Standards

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company does not believe that adoption of this statement will have a material effect on the Company's financial position or results of operations.

                        RAG SHOPS, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that management evaluates carefully to minimize earnings volatility. At November 30, 2002 and December 1, 2001, and during each of the quarters then ended, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not have any foreign currency exposure. Loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (4.25% at November 30, 2002). There were no loans outstanding under any such line of credit at November 30, 2002 or December 1, 2001.

The following table details future projected payments for the Company's significant contractual obligations as of November 30, 2002:

                                                            Computer and
                                                          Other Technology
                                Operating Leases        Related Commitments            Total
    Nine Months Ending:
           2003                    $  6,944,755            $   289,840              $   7,234,595
    Fiscal Year Ending:
           2004                       8,402,645                120,317                  8,522,962
           2005                       7,628,838                 98,330                  7,727,168
           2006                       6,447,709                 54,670                  6,502,379
           2007                       5,216,140                  1,519                  5,217,659
        Thereafter                   11,644,223                      0                 11,644,223
                                     ----------              ---------                -----------
                                   $ 46,284,310            $   564,676              $  46,848,986
                                    ===========              =========                ===========

Item 4.  CONTROLS AND PROCEDURES

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

                        RAG SHOPS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. - 5.  Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

  (a) Exhibits
      99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18.U.S.C. 1350)
      99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18.U.S.C. 1350)

  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAG SHOPS, INC.



Date: January 10, 2003                   /S/ Stanley Berenzweig
                                         ---------------------------
                                         Stanley Berenzweig
                                         Chairman of the Board and
                                         Chief Executive Officer



Date: January 10, 2003                   /S/ Frederick A. Gunzel
                                         -----------------------------
                                         Frederick A. Gunzel
                                         Principal Financial Officer and
                                         Principal Accounting Officer

                                 CERTIFICATIONS

I, Stanley Berenzweig, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rag Shops, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on January 10, 2003; and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE                          TITLE(S)                   DATE

/S/ STANLEY BERENZWEIG             Principal Executive        January 10, 2003
----------------------             and Director
 Stanley Berenzweig

                                 CERTIFICATIONS

I, Frederick A. Gunzel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rag Shops, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on January 10, 2003; and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE                          TITLE(S)                    DATE

/S/ FREDERICK A. GUNZEL            Vice President and Chief    January 10, 2003
-----------------------            Financial Officer
 Frederick A. Gunzel

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18.U.S.C. 1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly report on Form 10-Q for the quarter ended November 30, 2002 (the "Report").

        The undersigned hereby certifies that:

       - The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

       - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

       IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 10th day of January, 2003.


                                                         /S/ Stanley Berenzweig
                                                         ----------------------
                                                         Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18.U.S.C. 1350)

        The undersigned, Frederick A. Gunzel, the Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly report on Form 10-Q for the quarter ended November 30, 2002 (the "Report").

        The undersigned hereby certifies that:

        - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 10th day of January, 2003.


                                                         /S/ Frederick A. Gunzel
                                                         -----------------------
                                                         Chief Financial Officer