Form 10-Q
period 2003-03-01
RAG SHOPS INC
filed 2003-04-04
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 1, 2003

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

                                 (973) 423-1303
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                                 No____
                         -----


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes____                               No  X
                                                               -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        CLASS                      OUTSTANDING AT MARCH 31, 2003
            Common Stock, par value $.01                     4,797,983

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Condensed consolidated balance sheets - March 1, 2003 (unaudited),
           March 2, 2002 (unaudited) and
           August 31, 2002                                                     3

         Condensed consolidated statements of income - three and six months ended March 1, 2003 (unaudited) and
           March 2, 2002 (unaudited)                                           4

         Condensed consolidated statements of cash flows - six months ended
           March 1, 2003 (unaudited) and
           March 2, 2002 (unaudited)                                           5

         Notes to condensed consolidated financial statements                6-7

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-11

      Item 3. Quantitative and Qualitative Disclosures About Market Risk      12

      Item 4. Controls and Procedures                                         12

Part II - OTHER INFORMATION

      Item  4. Submission of Matters to a Vote of Security Holders            13

      Item  6. Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                    13

CERTIFICATIONS                                                             14-15

EXHIBITS
      99.1  Certification
      99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                                  March 1,       March 2,       August 31,
                                                                    2003           2002            2002
                                                                    ----           ----            ----
                                                                (Unaudited)    (Unaudited)       (Note A)
                           ASSETS
CURRENT ASSETS:
  Cash                                                             $   2,048       $   5,964      $     959
  Merchandise inventories                                             27,455          25,880         30,327
  Prepaid expenses                                                       230             460          1,249
  Other current assets                                                   610             520            454
  Deferred taxes                                                         790             855            790
                                                                     -------         -------        -------

                    Total current assets                              31,133          33,679         33,779

Property and equipment, net                                            4,648           3,736          4,251
Deferred income taxes                                                    497             436            497
Other assets                                                              35              47             43
                                                                     -------         -------        -------

TOTAL ASSETS                                                       $  36,313       $  37,898      $  38,570
                                                                     =======         =======        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                                           $   7,743       $   8,432      $  10,308
  Accrued expenses and other current liabilities                       2,845           2,931          2,797
  Accrued salaries and wages                                           1,055             798          1,298
  Income taxes payable                                                   133             496            156
                                                                     -------         -------        -------

                  Total current liabilities                           11,776          12,657         14,559


STOCKHOLDERS' EQUITY:
  Common stock                                                            48              48             48
  Additional paid-in capital                                           6,236           6,236          6,236
  Retained earnings                                                   18,317          19,021         17,791
  Treasury stock, at cost, 26,880 shares                                 (64)            (64)           (64)
                                                                     -------         -------        -------

                 Total stockholders' equity                           24,537          25,241         24,011
                                                                     -------         -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  36,313       $  37,898      $  38,570
                                                                     =======         =======        =======



Note A: Derived from the August 31, 2002 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                       Three Months Ended                Six Months Ended
                                                       ------------------                ----------------
                                                    March 1,        March 2,         March 1,        March 2,
                                                      2003            2002             2003            2002
                                                      ----            ----             ----            ----

Net sales                                           $  30,672       $  28,931        $  64,029       $  61,483
Cost of merchandise sold and
   occupancy costs                                     19,921          18,900           40,831          38,796
                                                      -------         -------          -------         -------

Gross profit                                           10,751          10,031           23,198          22,687

Selling, general and administrative expenses           10,730           9,839           22,243          20,222
                                                      -------         -------          -------         -------

Income from operations                                     21             192              955           2,465
Interest income, net                                        6              20                1              25
                                                      -------         -------          -------         -------

Income before provision for income
   taxes                                                   27             212              956           2,490
Provision for income taxes                                 12              83              430             971
                                                      -------         -------          -------         -------


Net income                                          $      15       $     129        $     526       $   1,519
                                                      =======         =======          =======         =======

EARNINGS PER COMMON SHARE:

Basic and diluted                                   $       -       $     .03        $     .11       $     .32
                                                      =======         =======          =======         =======

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                       Six Months Ended
                                                              March 1, 2003        March 2, 2002
                                                              -------------        -------------
Cash flows from operating activities:
   Net income                                                    $     526             $   1,519
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     663                   655
     Loss on disposition of property and equipment                      34                    44
     Amortization of restricted stock awards                             -                     1
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                         2,872                 1,927
     Prepaid expenses                                                1,019                   734
     Other current assets                                             (156)                 (366)
     Other assets                                                        8                     2
    Increase (decrease) in:
     Accounts payable-trade                                         (2,565)                   84
     Accrued expenses and other current liabilities                     14                   226
     Accrued salaries and wages                                       (243)                   78
     Income taxes payable                                              (23)                  331
                                                                   -------               -------

   Net cash provided by operating activities                         2,149                 5,235
                                                                   -------               -------

 Cash flows from investing activities:
   Payments for purchases of property and equipment                 (1,060)                 (224)
                                                                   -------               -------

   Net cash used in investing activities                            (1,060)                 (224)
                                                                   -------               -------

Cash flows from financing activities
    Proceeds from issuance of note payable - bank                    6,750                 3,325
    Repayments of note payable - bank                               (6,750)               (3,325)
                                                                   -------               -------

   Net cash provided by financing activities                             -                     -
                                                                   -------               -------

 Net increase in cash                                                1,089                 5,011
 Cash, beginning of period                                             959                   953
                                                                   -------               -------

 Cash, end of period                                             $   2,048             $   5,964
                                                                   =======               =======

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                      $       5             $       -
                                                                   =======               =======

   Income taxes                                                  $      17             $      47
                                                                   =======               =======


See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND SIX MONTHS ENDED MARCH 1, 2003 AND MARCH 2, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three and six months ended March 1, 2003 are not necessarily indicative of results for other quarters or the fiscal year.

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

In November 2002, the Emerging Issues Task Force (the "EITF") reached consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor ("EITF Issue 02-16"). EITF Issue 02-16 addresses the classification of cash consideration received by a customer from a vendor (e.g., cooperative advertising payments) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The classification provisions of EITF Issue 02-16 became effective for arrangements entered into after December 31, 2002. The Company has adopted the provisions of EITF Issue 02-16 as of the beginning of the quarter ended March 1, 2003. Cooperative advertising payments received by vendors have been recorded as a reduction of cost of merchandise sold for the three and six month periods ended March 1, 2003. These payments were previously offset against advertising expenses. All comparative periods have been restated. The adoption of this pronouncement did not change net income or earnings per share in any period reported herein.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended                  Six Months Ended
                                                   ------------------                  ----------------
                                              March 1,          March 2,           March 1,         March 2,
                                                2003              2002               2003             2002
                                                ----              ----               ----             ----
Numerator for basic and diluted earnings per share:

Net income                                    $    15,000      $   129,000        $   526,000       $ 1,519,000
                                                =========        =========         ==========        ==========

Denominator:
   Denominator for basic earnings per
     share-weighted average shares              4,797,983        4,799,183          4,797,983         4,799,183

   Effect of dilutive securities:
     Employee stock options                        18,810           19,042             30,032            11,411
                                                ---------        ---------         ----------        ----------

   Denominator for diluted earnings per
     share-adjusted weighted average
     shares and assumed conversions             4,816,793        4,818,225          4,828,015         4,810,594
                                                =========        =========         ==========        ==========

Basic and diluted earnings per share          $       .00      $       .03        $       .11       $       .32
                                                =========        =========         ==========        ==========

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 2,000 and 0 for the three and six months ended March 1, 2003 and 5,750 and 15,750 for the three and six months ended March 2, 2002, respectively.

NOTE 3 - MERCHANDISE INVENTORIES

Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

NOTE 4 - STOCK OPTION PLAN

On January 23, 2003, the stockholders of the Company unanimously approved the Company's 2002 Stock Option Plan (the "Plan"). A copy of the Plan is set forth in the Proxy Statement filed by the Company with the Securities and Exchange Commission on December 30, 2002. The Company's prior stock option plan expired by its terms.

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

                                                       Three Months Ended                Six Months Ended
                                                       ------------------                ----------------
                                                   March 1,         March 2,         March 1,        March 2,
                                                     2003             2002             2003            2002
                                                     ----             ----             ----            ----

Net sales                                               100.0%           100.0%            100.0%          100.0%
Cost of merchandise sold and
    occupancy costs                                      64.9             65.3              63.8            63.1
                                                      -------          -------          --------        --------

Gross profit                                             35.1             34.7              36.2            36.9
Selling, general and administrative expenses             35.0             34.0              34.7            32.9
                                                      -------          -------          --------        --------

Income from operations                                    0.1              0.7               1.5             4.0
                                                      -------          -------          --------        --------

Net income                                                0.0%             0.4%              0.8%            2.5%
                                                      =======          =======          ========        ========

The Company's net sales increased $1,741,000 and $2,546,000 for the three and six months ended March 1, 2003, representing a 6.0% and 4.1% increase, respectively, over the comparable prior periods. The increase in net sales for the three months ended March 1, 2003 resulted from an increase in comparable store sales of $600,000 or 2.1% and the balance of $1,141,000 related to revenue from larger new store openings, net of sales reductions for smaller closed stores. The increase in net sales for the six months ended March 1, 2003 was attributable to a $145,000 or 0.2% increase in comparable store sales plus $2,401,000 from the larger new store sales, net of sales reductions from the smaller closed stores. Sales for the three and six months ended March 1, 2003 were adversely affected by February snow storms in the northeast where our main concentration of stores is located.

Gross profit, as a percentage of net sales, increased by 0.4% for the current quarter compared to the prior comparable period primarily as a result of a reduction of freight cost, principally due to reduced purchases in the quarter, and an increase in vendor participation programs that were partially offset by an increase in the provision for inventory shrinkage due to less than favorable results experienced during the physical inventory conducted in the final quarter of fiscal 2002 as compared to the prior comparable period and an increase in occupancy expenses because of additional square footage and rent costs for new larger stores as compared to smaller closed stores as well as contractual increases in rent for existing stores. Gross profit, as a percentage of net sales, decreased by 0.7% for the six months ended March 1, 2003 compared to the comparable prior period primarily due to increases in the provision for shrinkage and occupancy expenses, as previously mentioned, in addition to higher promotional markdowns incurred in the three months ended November 30, 2002 in response to the shorter holiday selling season, that were partially offset by the reduction in freight cost and increase in vendor participation programs, as previously mentioned.

Selling, general and administrative expenses increased for the three and six months ended March 1, 2003 by $891,000 and $2,021,000, respectively, from the comparable prior periods. Additional payroll

                        RAG SHOPS, INC. AND SUBSIDIARIES

and payroll related expense, advertising, and higher insurance costs were the primary causes of the increases. Selling payroll increased in support of higher sales and increased store square footage due to the new larger stores, and administrative payroll grew through the addition of management personnel to fill both new positions and positions that were vacant in the prior comparable period. Advertising expense increased as a result of additional advertising and market penetration this year compared to the comparable periods last year. Insurance costs rose as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth fiscal quarters last year. Selling, general and administrative expenses as a percentage of net sales increased by 1.0% and 1.8% for the three and six months ended March 1, 2003, respectively, compared to the comparable prior periods principally due to these expenses increasing at a greater rate than net sales.

Interest income, net, decreased $14,000 and $24,000 for the three and six months ended March 1, 2003, respectively, from the comparable prior periods. This decrease was attributable to a decrease in average investment levels, coupled with a decline in interest rates on short-term investments versus the comparable prior periods. See "Liquidity and Capital Resources".

Net income declined by $114,000 and $993,000 for the three and six months ended March 1, 2003, respectively, as compared to the prior comparable periods. These decreases are due mainly to the increase in selling, general and administrative expenses, and in the six month period an increase, as a percentage of net sales, in the cost of merchandise sold and occupancy costs, that was partially offset in the three month period by a reduction in the cost of merchandise sold and occupancy costs as a percentage of net sales.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the six months ended March 1, 2003, the Company relied on internally generated funds, credit made available by suppliers and short-term borrowings to finance inventories and new store openings. Nearly all of the Company financing was provided through internally generated funds and trade credit.

The Company's working capital increased $137,000 for the six months ended March 1, 2003 as compared to the August 31, 2002 amount primarily because the Company retained its net income for this period.

                        RAG SHOPS, INC. AND SUBSIDIARIES

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (4.25% at March 1, 2003).

The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $1,635,000 and $730,000 during the six month periods ended March 1, 2003 and March 2, 2002, respectively. There were no direct borrowings outstanding under the line of credit at March 1, 2003 or March 2, 2002. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the six months ended March 1, 2003 amounted to $2,149,000, and $1,060,000 was used for purchases of property and equipment. Net cash from operating activities resulted primarily from net income of $526,000, non-cash depreciation of $663,000, decreases in merchandise inventories of $2,872,000 and prepaid expenses of $1,019,000, partially offset by decreases in accounts payable-trade and accrued salaries and wages of $2,565,000 and $243,000, respectively. During the six months ended March 1, 2003 the Company did not open or close any stores and was operating sixty-eight stores at the end of the period. During the remainder of the fiscal year ending August 30, 2003, the Company anticipates opening two new stores and closing two stores. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $825,000 per store in fiscal 2002. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores. The Company believes that its cash at March 1, 2003, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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

In November 2002, the Emerging Issues Task Force (the "EITF") reached consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor ("EITF Issue 02-16"). EITF Issue 02-16 addresses the classification of cash consideration received by a customer from a vendor (e.g., cooperative advertising payments) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The classification provisions of EITF Issue 02-16 became effective for arrangements entered into after December 31, 2002. The Company has adopted the provisions of EITF Issue 02-16 as of the beginning of the quarter ended March 1, 2003. Cooperative advertising payments received by vendors have been recorded as a reduction of cost of merchandise sold for the three and six month periods ended March 1, 2003. These payments were previously offset against advertising expenses. All comparative periods have been restated. The adoption of this pronouncement did not change net income or earnings per share in any period reported herein.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that management evaluates carefully to minimize earnings volatility. At March 1, 2003 and March 2, 2002, and during each of the quarters then ended, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not have any foreign currency exposure. Loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (4.25% at March 1, 2003). There were no loans outstanding under any such line of credit at March 1, 2003 or March 2, 2002.

The following table details future projected payments for the Company's significant contractual obligations as of March 1, 2003:

                                                            Computer and
                                                          Other Technology
                                Operating Leases        Related Commitments            Total
    Six Months Ending:
           2003                    $  4,629,837            $   161,275              $   4,791,112
    Fiscal Year Ending:
           2004                       8,402,645                120,317                  8,522,962
           2005                       7,628,838                 98,330                  7,727,168
           2006                       6,447,709                 54,670                  6,502,379
           2007                       5,216,140                  1,519                  5,217,659
        Thereafter                   11,644,223                      0                 11,644,223
                                     ----------              ---------                -----------
                                   $ 43,969,392            $   436,111              $  44,405,503
                                    ===========              =========                ===========

Item 4.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Acting Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Acting Chief Financial Officer.

                        RAG SHOPS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders of the Company was held on January 23, 2003. Mr. Steven Barnett was elected a Class III Director by a vote of 2,689,974 shares in favor and 312,710 shares withheld, Mr. Evan Berenzweig was elected a Class III Director by a vote of 2,691,024 shares in favor and 311,660 shares withheld, and Mr. Alan C. Mintz was elected a Class III Director by a vote of 2,689,620 shares in favor and 313,064 shares withheld. Mr. Stanley Berenzweig and Mr. Fred J. Damiano, Class I Directors, and Mr. Jeffrey Gerstel, Ms. Judith Lombardo and Mr. Mario Ciampi, Class II Directors, will continue to serve for their term expiring in 2004 and 2005, respectively.

   The Company's 2002 Stock Option Plan was ratified by a vote of 2,956,768 in favor, 40,433 against, 5,483 abstaining and there were zero broker non-votes.

   The firm of Grant Thornton LLP was ratified as auditors for the Company's fiscal year ending August 30, 2003 by a vote of 2,691,606 in favor, 309,764 against, 1,314 abstaining and there were zero broker non-votes.

   No other matters were considered by the Stockholders at said Annual Meeting.

Item 6.       Exhibits and Reports on Form 8-K

  (a) Exhibits
      99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
      99.2 Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAG SHOPS, INC.


Date: April 4, 2003                      /S/ Stanley Berenzweig
                                         ---------------------------
                                         Stanley Berenzweig
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: April 4, 2003                      /S/ Steven B. Barnett
                                         -----------------------------
                                         Steven B. Barnett
                                         Executive Vice President,
                                         Acting Principal Financial Officer, and
                                         Acting Principal Accounting Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE                         TITLE(S)                         DATE

/S/ STANLEY BERENZWEIG            Principal Executive              April 4, 2003
----------------------            and Director
 Stanley Berenzweig

                                 CERTIFICATIONS

I, Steven B. Barnett, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE                         TITLE(S)                         DATE

/S/ STEVEN B. BARNETT             Executive Vice President,        April 4, 2003
---------------------             Acting Chief Financial Officer
 Steven B. Barnett                and Director

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (the "Report").

        The undersigned hereby certifies that:

        - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 4th day of April, 2003.


                                                  /S/ Stanley Berenzweig
                                                  ----------------------
                                                  Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (the "Report").

        The undersigned hereby certifies that:

        - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 4th day of April, 2003.


                                                  /S/ Steven B. Barnett
                                                  ---------------------
                                                  Executive Vice President and
                                                  Acting Chief Financial Officer