Form 10-Q/A
period 2003-03-01
RAG SHOPS INC
filed 2003-06-20
CIK 874385

FORM 10-Q/A
                                (Amendment No. 1)

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

                      Yes  X                           No
                         -----                           ----


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes                             No  X
                          ----                           -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                       OUTSTANDING AT MARCH 31, 2003
        Common Stock, par value $.01                      4,797,983

                        RAG SHOPS, INC. AND SUBSIDIARIES

                          EXPLANATORY NOTE - AMENDMENT


This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended March 1, 2003, to correct the Company's understatement of its merchandise inventory as a result of the modification of agreements between the Company and certain suppliers. Effective July 1, 2002, these suppliers forgave payment for certain inventory previously received by the Company. The Company has deferred the amount of the forgiveness and is amortizing it to cost of merchandise sold over the term of the agreements which is two years. The adjustments made to the consolidated financial statements for the quarterly period ended March 1, 2003 reflect (1) a cumulative increase of $.02 basic and diluted earnings per share or $76,000 in net income which includes a decrease in cost of merchandise sold and occupancy costs of $139,000 offset by an increase of $63,000 in the provision for income taxes; (2) an increase in merchandise inventory of $1,070,000; (3) a resulting deferred income of $931,000; and (4) an increase in reported tax payable of $63,000. The effect on prior quarters and the year ended August 31, 2002 was not material.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b - 15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended March 1, 2003, as originally filed on April 4, 2003, that was affected has been amended to the extent affected by the above referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Condensed consolidated balance sheets - March 1, 2003
           (unaudited), March 2, 2002 (unaudited) and
           August 31, 2002                                                     4

         Condensed consolidated statements of income - three and six months ended March 1, 2003 (unaudited) and
           March 2, 2002 (unaudited)                                           5

         Condensed consolidated statements of cash flows - six
           months ended March 1, 2003 (unaudited) and
           March 2, 2002 (unaudited)                                           6

         Notes to condensed consolidated financial statements               7-10

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    11-15

      Item 3. Quantitative and Qualitative Disclosures About Market Risk      16

      Item 4. Controls and Procedures                                         16

Part II - OTHER INFORMATION

      Item  4. Submission of Matters to a Vote of Security Holders            17

      Item  6. Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                    17

CERTIFICATIONS                                                             18-19

EXHIBITS
      99.1  Certification
      99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                     March 1,        March 1,        March 2,      August 31,
                                                       2003            2003            2002           2002
                                                       ----            ----            ----           ----
                                                    (Unaudited      (Unaudited      (Unaudited)     (Note A)
                                                   and Restated)  and Previously
                                                                     Reported)
                     ASSETS
CURRENT ASSETS:
  Cash                                                 $   2,048      $   2,048        $   5,964      $    959
  Merchandise inventories                                 28,525         27,455           25,880        30,327
  Prepaid expenses                                           230            230              460         1,249
  Other current assets                                       610            610              520           454
  Deferred taxes                                             790            790              855           790
                                                         -------        -------          -------        ------

              Total current assets                        32,203         31,133           33,679        33,779

Property and equipment, net                                4,648          4,648            3,736         4,251
Deferred income taxes                                        497            497              436           497
Other assets                                                  35             35               47            43
                                                         -------        -------          -------        ------

TOTAL ASSETS                                           $  37,383      $  36,313        $  37,898      $ 38,570
                                                         =======        =======          =======        ======

         LIABILITIES AND STOCKHOLDERS'
                     EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                               $   7,743      $   7,743        $   8,432      $ 10,308
  Accrued expenses and other current liabilities           2,845          2,845            2,931         2,797
  Accrued salaries and wages                               1,055          1,055              798         1,298
  Deferred Income                                            931              -                -             -
  Income taxes payable                                       196            133              496           156
                                                         -------      ---------          -------        ------

            Total current liabilities                     12,770          11,776          12,657        14,559


STOCKHOLDERS' EQUITY:
  Common stock                                                48             48               48            48
  Additional paid-in capital                               6,236          6,236            6,236         6,236
  Retained earnings                                       18,393         18,317           19,021        17,791
  Treasury stock, at cost, 26,880 shares                     (64)           (64)             (64)          (64)
                                                         -------        -------          -------        ------

           Total stockholders' equity                     24,613         24,537           25,241        24,011
                                                         -------        -------          -------        ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  37,383      $  36,313        $  37,898      $ 38,570
                                                         =======        =======          =======        ======


Note A: Derived from the August 31, 2002 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                        Three Months Ended                           Six Months Ended
                               March 1,      March 1,       March 2,      March 1,       March 1,      March 2,
                                 2003          2003           2002          2003           2003          2002
                                 ----          ----           ----          ----           ----          ----
                              (Restated)    (Previously                  (Restated)    (Previously
                                             Reported)                                  Reported)

Net sales                       $  30,672     $  30,672      $  28,931     $  64,029      $  64,029     $  61,483
Cost of merchandise
   sold and occupancy
   Costs                           19,782        19,921         18,900        40,692         40,831        38,796
                                  -------       -------        -------       -------        -------       -------

Gross profit                       10,890        10,751         10,031        23,337         23,198        22,687

Selling, general and
   administrative
   expenses                        10,730        10,730          9,839        22,243         22,243        20,222
                                  -------       -------        -------       -------        -------       -------

Income from operations                160            21            192         1,094            955         2,465
Interest income, net                    6             6             20             1              1            25
                                  -------       -------        -------       -------        -------       -------

Income before provision
   for income taxes                   166            27            212         1,095            956         2,490
Provision for income
     taxes                             75            12             83           493            430           971
                                  -------       -------        -------       -------        -------       -------

Net income                      $      91     $      15      $     129     $     602      $     526     $   1,519
                                  =======       =======        =======       =======        =======       =======

EARNINGS PER
   COMMON SHARE:
Basic and diluted               $     .02     $       -      $     .03     $     .13      $     .11     $     .32
                                  =======       =======        =======       =======        =======       =======

See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                         Six Months Ended
                                                         March 1, 2003     March 1, 2003    March 2, 2002
                                                         --------------    --------------   -------------
                                                           (Restated)        (Previously
                                                                               Reported)
Cash flows from operating activities:
   Net income                                                 $     602         $     526         $   1,519
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                  663               663               655
     Loss on disposition of property and equipment                   34                34                44
     Amortization of restricted stock awards                          -                 -                 1
     Amortization of deferred income                               (465)                -                 -
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories (see Note)                           3,198             2,872             1,927
     Prepaid expenses                                             1,019             1,019               734
     Other current assets                                          (156)             (156)             (366)
     Other assets                                                     8                 8                 2
    Increase (decrease) in:
     Accounts payable-trade                                      (2,565)           (2,565)               84
     Accrued expenses and other current liabilities                  14                14               226
     Accrued salaries and wages                                    (243)             (243)               78
     Income taxes payable                                            40               (23)              331
                                                                -------           -------           -------

   Net cash provided by operating activities                      2,149             2,149             5,235
                                                                -------           -------           -------

 Cash flows from investing activities:
   Payments for purchases of property and
     Equipment                                                   (1,060)           (1,060)             (224)
                                                                --------          --------          -------

   Net cash used in investing activities                         (1,060)           (1,060)             (224)
                                                                --------          --------          -------

Cash flows from financing activities
    Proceeds from issuance of note payable - bank                 6,750             6,750             3,325
    Repayments of note payable - bank                            (6,750)           (6,750)           (3,325)
                                                                -------           -------           -------

   Net cash provided by financing activities                          -                 -                 -
                                                                -------           -------           -------

 Net increase in cash                                             1,089             1,089             5,011
 Cash, beginning of period                                          959               959               953
                                                                -------           -------           -------

 Cash, end of period                                          $   2,048         $   2,048         $   5,964
                                                                =======           =======           =======

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                   $       5         $       5         $       -
                                                                =======           =======           =======

   Income taxes                                               $      17         $      17         $      47
                                                                =======           =======           =======

Note  -  Non-cash   transaction  for  acquisition  of  $1,396  of  inventory  in recognition  of  deferred  income.

See notes  to  the  condensed  consolidated financial statements
                                  Page 6 of 19

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

Restatement

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended March 1, 2003, to correct the Company's understatement of its merchandise inventory as a result of the modification of agreements between the Company and certain suppliers. Effective July 1, 2002, these suppliers forgave payment for certain inventory previously received by the Company. The Company has deferred the amount of the forgiveness and is amortizing it to cost of merchandise sold over the term of the agreements which is two years. The adjustments made to the consolidated financial statements for the quarterly period ended March 1, 2003 reflect (1) a cumulative increase of $.02 basic and diluted earnings per share or $76,000 in net income which includes a decrease in cost of merchandise sold and occupancy costs of $139,000 offset by an increase of $63,000 in the provision for income taxes; (2) an increase in merchandise inventory of $1,070,000; (3) a resulting deferred income of $931,000; and (4) an increase in reported tax payable of $63,000. The effect on prior quarters and the year ended August 31, 2002 was not material.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended                           Six Months Ended
                                      ------------------                           ----------------
                             March 1,      March 1,       March 2,      March 1,       March 1,       March 2,
                               2003          2003           2002          2003           2003           2002
                               ----          ----           ----          ----           ----           ----
                            (Restated)    (Previously                  (Restated)     (Previously
                                           Reported)                                   Reported)
Numerator for basic
 and diluted earnings
 per share:

Net income                  $   91,000    $   15,000     $  129,000    $  602,000     $  526,000     $ 1,519,000
                             =========     =========      =========     =========      =========      ==========

Denominator:
 Denominator for
  basic earnings per
  share-weighted
  average shares             4,797,983     4,797,983      4,799,183     4,797,983      4,797,983      4,799,183
 Effect of dilutive
  securities:
 Employee stock
  options                       18,810        18,810         19,042        30,032         30,032         11,411
                              --------      --------       --------      --------       --------       --------

Denominator for
  diluted earnings per
  share-adjusted
  weighted average
  shares and assumed
  conversions                4,816,793     4,816,793      4,818,225     4,828,015      4,828,015      4,810,594
                             ---------     ---------      ---------     ---------      ---------      ---------

Basic and diluted
 earnings per share         $      .02    $      .00     $      .03    $      .13     $      .11     $      .32
                              ========      ========       ========      ========       ========       ========

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended March 1, 2003, to correct the Company's understatement of its merchandise inventory as a result of the modification of agreements between the Company and certain suppliers. Effective July 1, 2002, these suppliers forgave payment for certain inventory previously received by the Company. The Company has deferred the amount of the forgiveness and is amortizing it to cost of merchandise sold over the term of the agreements which is two years. The adjustments made to the consolidated financial statements for the quarterly period ended March 1, 2003 reflect (1) a cumulative increase of $.02 basic and diluted earnings per share or $76,000 in net income which includes a decrease in cost of merchandise sold and occupancy costs of $139,000 offset by an increase of $63,000 in the provision for income taxes; (2) an increase in merchandise inventory of $1,070,000; (3) a resulting deferred income of $931,000; and (4) an increase in reported tax payable of $63,000. The effect on prior quarters and the year ended August 31, 2002 was not material.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                          Three Months Ended                          Six Months Ended
                                          ------------------                          ----------------
                                March 1,       March 1,      March 2,       March 1,      March 1,      March 2,
                                  2003           2003          2002           2003          2003          2002
                                  ----           ----          ----           ----          ----          ----
                               (Restated)    (Previously                   (Restated)   (Previously
                                              Reported)                                  Reported)

Net sales                           100.0%         100.0%        100.0          100.0%        100.0%        100.0%
Cost of merchandise
  sold and occupancy
  costs                              64.5           64.9          65.3           63.6          63.8          63.1
                                    -----         ------        ------         ------        ------         -----

Gross profit                         35.5           35.1          34.7           36.4          36.2          36.9
Selling general and
  administrative expenses            35.0           35.0          34.0           34.7          34.7          32.9
                                   ------         ------        ------         ------        ------        ------

Income from operations                0.5            0.1           0.7            1.7           1.5           4.0
                                   ------          -----        ------         ------        ------       -------

Net Income                            0.3%           0.0%          0.4%           0.9%          0.8%          2.5%
                                    ------         ------       -------        -------       -------       -------

                        RAG SHOPS, INC. AND SUBSIDIARIES

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

Gross profit, as a percentage of net sales, increased by 0.8% for the current quarter compared to the prior comparable period primarily as a result of the amortization of deferred income resulting from the Company's understatement of its inventory, a reduction of freight cost, principally due to reduced purchases in the quarter, an increase in vendor participation programs that were partially offset by an increase in the provision for inventory shrinkage due to less than favorable results experienced during the physical inventory conducted in the final quarter of fiscal 2002 as compared to the prior comparable period, and an increase in occupancy expenses because of additional square footage and rent costs for new larger stores as compared to smaller closed stores as well as contractual increases in rent for existing stores. Gross profit, as a percentage of net sales, decreased by 0.5% for the six months ended March 1, 2003 compared to the comparable prior period primarily due to increases in the provision for shrinkage and occupancy expenses, as previously mentioned, in addition to higher promotional markdowns incurred in the three months ended November 30, 2002 in response to the shorter holiday selling season, that was partially offset by the amortization of deferred income, as previously mentioned, the reduction in freight cost and increase in vendor participation programs, as previously mentioned.

Selling, general and administrative expenses increased for the three and six months ended March 1, 2003 by $891,000 and $2,021,000, respectively, from the comparable prior periods. Additional payroll and payroll related expense, advertising, and higher insurance costs were the primary causes of the increases. Selling payroll increased in support of higher sales and increased store square footage due to the new larger stores, and administrative payroll grew through the addition of management personnel to fill both new positions and positions that were vacant in the prior comparable period. Advertising expense increased as a result of additional advertising and market penetration this year compared to the comparable periods last year. Insurance costs rose as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth fiscal quarters last year. Selling, general and administrative expenses as a percentage of net sales increased by 1.0% and 1.8% for the three and six months ended March 1, 2003, respectively, compared to the comparable prior periods principally due to these expenses increasing at a greater rate than net sales.

Interest income, net, decreased $14,000 and $24,000 for the three and six months ended March 1, 2003, respectively, from the comparable prior periods. This decrease was attributable to a decrease in average investment levels, coupled with a decline in interest rates on short-term investments versus the comparable prior periods. See "Liquidity and Capital Resources".




                                  Page 12 or 19

                        RAG SHOPS, INC. AND SUBSIDIARIES

Net income declined by $38,000 and $917,000 for the three and six months ended March 1, 2003, respectively, as compared to the prior comparable periods. These decreases are due mainly to the increase in selling, general and administrative expenses, and in the six month period an increase, as a percentage of net sales, in the cost of merchandise sold and occupancy costs, that was partially offset in the three month period by a reduction in the cost of merchandise sold and occupancy costs as a percentage of net sales.

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

The Company's working capital increased $213,000 for the six months ended March 1, 2003 as compared to the August 31, 2002 amount primarily because the Company retained its net income for this period.

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the six months ended March 1, 2003 amounted to $2,149,000, and $1,060,000 was used for purchases of property and equipment. Net cash from operating activities resulted primarily from net income of $602,000, non-cash depreciation of $663,000, offset by deferred income of $465,000, decreases in merchandise inventories of $3,198,000 and prepaid expenses of $1,019,000, partially offset by decreases in accounts payable-trade and accrued salaries and wages of $2,565,000 and $243,000, respectively. During the six months ended March 1, 2003 the Company did not open or close any stores and was operating sixty-eight stores at the end of the period. During the remainder of the fiscal year ending August 30, 2003, the Company anticipates opening two new stores and closing two stores. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $825,000 per store in fiscal 2002. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores. The Company believes that its cash at March 1, 2003, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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
                                    ===========              =========                ===========

Item 4.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

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

                                         RAG SHOPS, INC.


Date: June 20, 2003                      /S/ Stanley Berenzweig
                                         ----------------------
                                         Stanley Berenzweig
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: June  20, 2003                     /S/ Daniel L. Anderton
                                         ----------------------
                                         Daniel L. Anderton
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         Principal Financial Officer, and
                                         Principal Accounting Officer

                                 CERTIFICATIONS

I, Stanley Berenzweig, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Rag Shops, Inc.;

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

SIGNATURE                            TITLE(S)                      DATE

/S/ STANLEY BERENZWEIG               Principal Executive           June 20, 2003
----------------------               and Director
 Stanley Berenzweig

                                 CERTIFICATIONS

I, Daniel L. Anderton, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Rag Shops, Inc.;

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

SIGNATURE                          TITLE(S)                        DATE

/S/ DANIEL L. ANDERTON             Senior Vice President,          June 20, 2003
-----------------------            Chief Financial Officer
 Daniel L. Anderton

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's amended Quarterly Report on Form 10-Q/A for the quarter ended March 1, 2003 (the "Report").

        The undersigned hereby certifies that:

        - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 20th day of June 2003.


                                                         /S/ Stanley Berenzweig
                                                         ----------------------
                                                         Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

        The undersigned, Daniel L. Anderton, the Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's amended Quarterly Report on Form 10-Q/A for the quarter ended March 1, 2003 (the "Report").

        The undersigned hereby certifies that:

        - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 19th day of June 2003.


                                                         /S/ Daniel L. Anderton
                                                         ----------------------
                                                         Senior Vice President,
                                                         Chief Financial Officer