Form 10-Q
period 2003-05-31
RAG SHOPS INC
filed 2003-07-15
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended May 31, 2003

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

                        CLASS                      OUTSTANDING AT MAY 31, 2003
            Common Stock, par value $.01                    4,797,983

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Condensed consolidated balance sheets - May 31, 2003
           (unaudited), June 1, 2002 (unaudited) and
           August 31, 2002                                                     3

         Condensed consolidated results of operations - three
           and nine months ended May 31, 2003 (unaudited) and
           June 1, 2002 (unaudited)                                            4

         Condensed consolidated statements of cash flows -
           nine months ended May 31, 2003 (unaudited) and
           June 1, 2002 (unaudited)                                            5

         Notes to condensed consolidated financial statements               6-10

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11-15

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                     16

      Item 4. Controls and Procedures                                         16

Part II - OTHER INFORMATION

      Items 1.- 5.                                                            17

      Item  6. Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                    17

CERTIFICATIONS                                                             18-19

EXHIBITS
      99.1  Certification
      99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                                   May 31,         June 1,        August 31,
                                                                    2003             2002            2002
                                                                    ----             ----            ----
                                                                 (Unaudited)    (Unaudited)        (Note A)
                           ASSETS
CURRENT ASSETS:
  Cash                                                             $   2,283        $   4,347       $     959
  Merchandise inventories                                             27,449           26,293          30,327
  Prepaid expenses                                                       851              777           1,249
  Other current assets                                                   436              362             454
  Deferred taxes                                                         790              855             790
                                                                     -------          -------         -------

                    Total current assets                              31,809           32,634          33,779

Property and equipment, net                                            4,686            3,714           4,251
Deferred income taxes                                                    497              436             497
Other assets                                                              33               48              43
                                                                     -------          -------         -------

TOTAL ASSETS                                                       $  37,025        $  36,832       $  38,570
                                                                     =======          =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                                           $   7,628        $   7,355       $  10,308
  Accrued expenses and other current liabilities                       3,363            2,841           2,797
  Accrued salaries and wages                                             748              764           1,298
  Deferred income                                                        756                -               -
  Income taxes payable                                                   169              541             156
                                                                     -------          -------         -------

                  Total current liabilities                           12,664           11,501          14,559


STOCKHOLDERS' EQUITY:
  Common stock                                                            48               48              48
  Additional paid-in capital                                           6,236            6,236           6,236
  Retained earnings                                                   18,141           19,111          17,791
  Treasury stock, at cost                                                (64)             (64)            (64)
                                                                     -------          -------         -------

                 Total stockholders' equity                           24,361           25,331          24,011
                                                                     -------          -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  37,025        $  36,832       $  38,570
                                                                     =======          =======         =======

Note A: Derived from the August 31, 2002 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                  Three Months Ended                  Nine Months Ended
                                                  ------------------                  -----------------
                                               May 31,          June 1,           May 31,           June 1,
                                                2003              2002              2003             2002
                                                ----              ----              ----             ----

Net sales                                     $  27,920        $  25,523         $  91,949         $  87,006
Cost of merchandise sold, occupancy
   and distribution costs                        18,733           16,587            61,094            56,902
                                                -------          -------           -------           -------

Gross profit                                      9,187            8,936            30,855            30,104

Selling, general and
   administrative expenses                        9,646            8,802            30,221            27,505
                                                -------          -------           -------           -------

Income (loss) from operations                      (459)             134               634             2,599
Interest income, net                                  1               14                 2                39
                                                -------          -------           -------           -------

Income (loss) before income tax
   provision (benefit)                             (458)             148               636             2,638
Income tax provision (benefit)                     (207)              58               286             1,029
                                                --------         -------           -------           -------


Net income (loss)                             $    (251)       $      90         $     350         $   1,609
                                                ========         =======           =======           =======

EARNINGS (LOSS) PER COMMON
   SHARE:

Basic                                         $   (.05)        $     .02         $     .07         $     .34
                                                =======          =======           =======           =======

Diluted                                       $   (.05)        $     .02         $     .07         $     .33
                                                =======          =======           =======           =======

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:

Basic                                         4,797,983        4,799,183         4,797,983         4,799,183
                                              =========        =========         =========         =========

Diluted                                       4,797,983        4,834,724         4,825,987         4,820,468
                                              =========        =========         =========         =========


See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                       Nine Months Ended
                                                              May 31, 2003          June 1, 2002
Cash flows from operating activities:
   Net income                                                    $     350             $   1,609
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                   1,007                   990
     Loss on disposition of property and equipment                      31                    56
     Amortization of deferred income                                  (640)                    -
     Amortization of restricted stock awards                             -                     1
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                         4,274                 1,514
     Prepaid expenses                                                  398                   417
     Other current assets                                               18                  (208)
     Other assets                                                       10                     1
    Increase (decrease) in:
     Accounts payable-trade                                         (2,680)                 (993)
     Accrued expenses and other current liabilities                    566                   161
     Accrued salaries and wages                                       (550)                   44
     Income taxes payable                                               13                   376
                                                                   -------               -------

   Net cash provided by operating activities                         2,797                 3,968
                                                                   -------               -------

 Cash flows from investing activities:
    Payments for purchases of property and
         equipment                                                  (1,473)                 (574)
                                                                   -------               -------

    Net cash used in investing activities                           (1,473)                 (574)
                                                                   -------               -------

  Cash flows from financing activities:
    Proceeds from issuance of note payable - bank                    6,750                 3,325
      Repayments of note payable - bank                             (6,750)               (3,325)
                                                                   -------               -------
   Net cash provided by financing activities                             -                     -
                                                                   -------               -------

 Net increase in cash                                                1,324                 3,394
 Cash, beginning of period                                             959                   953
                                                                   -------               -------

 Cash, end of period                                             $   2,283             $   4,347
                                                                   =======               =======

 Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest paid                                               $       5             $       -
                                                                   =======               =======

     Income taxes paid                                           $      57             $      65
                                                                   =======               =======

Note - Non-cash transaction for acquisition of $1,396 of inventory in recognition of deferred income. See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED MAY 31, 2003 AND JUNE 1, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three and nine months ended May 31, 2003 are not necessarily indicative of results for other quarters or the fiscal year.

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

Accounting Policies

Cost of merchandise sold, distribution and occupancy costs include merchandise purchases, inbound freight costs, distribution costs, shrinkage provision, cooperative advertising, vendor allowances, vendor rebates, store rent and other store-related occupancy costs.

Distribution costs have been reclassified to cost of merchandise sold as of the beginning of the quarter ended May 31, 2003. These expenses were previously included in selling, general and administrative expenses. All comparative periods have been restated.

Cooperative advertising payments received from vendors have been reclassified to cost of merchandise sold as of the beginning of the quarter ended March 1, 2003. These payments were previously offset against advertising expenses. All comparative periods have been restated.

Advertising costs are expensed as incurred and are included in store expenses as part of selling, general and administrative expenses.

Certain reclassifications have been made to prior year amounts in order to conform to the presentation for the current year.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting

                        RAG SHOPS, INC. AND SUBSIDIARIES

for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company does not plan a change to the fair value method of accounting for stock based compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, the Emerging Issues Task Force (the "EITF") reached consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor ("EITF Issue 02-16"). EITF Issue 02-16 addresses the classification of cash consideration received by a customer from a vendor (e.g., cooperative advertising payments) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The classification provisions of EITF Issue 02-16 became effective for arrangements entered into after December 31, 2002. The Company has adopted the provisions of EITF Issue 02-16 as of the beginning of the quarter ended March 1, 2003. Cooperative advertising payments received from vendors have been recorded as a reduction of cost of merchandise sold for the three and nine month periods ended May 31, 2003. These payments were previously offset against advertising expenses. All comparative periods have been restated. The amounts included in cost of merchandise sold relating to cooperative advertising payments received was $294,000 and $851,000 for the three and nine months ended May 31, 2003 and $322,000 and $891,000 for the three and nine months ended June 1, 2002. The adoption of this pronouncement did not change net income or earnings per share in any period reported herein.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Stock-Based Compensation

The Company has a stock based compensation plan which is described more fully in
Note 4. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. There has been no compensation expense recognized during the three and nine months ended May 31, 2003 and June 1, 2002 as all options have been issued with exercise prices equal to the underlying stock's market price.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), using the assumptions described below to its stock based employee plans:

                                                      Three Months Ended                 Nine Months Ended
                                                      ------------------                 -----------------
                                                       May 31,          June 1,          May 31,          June 1,
                                                        2003             2002             2003             2002
                                                        ----             ----             ----             ----

Net income (loss), as reported                    $  (251,000)     $     90,000      $   350,000     $  1,609,000
                                                    ==========       ==========       ==========      ===========

Deduct: Total stock based employee
   compensation determined under fair
   value based method for options granted,
   modified, or settled, net of related tax
   effects                                              2,000                 -            3,000            1,000
                                                    ---------        ----------       ----------      -----------

   Pro forma net income (loss)                    $ (253,000)      $     90,000      $   347,000     $  1,608,000
                                                    =========        ==========       ==========      ===========

Earnings (loss) per share
   Basic - as reported                            $     (.05)      $        .02      $       .07     $        .34
                                                    =========        ==========       ==========      ===========
   Basic - pro forma                              $     (.05)      $        .02      $       .07     $        .34
                                                    =========        ==========       ==========      ===========

   Diluted - as reported                          $     (.05)      $        .02      $       .07     $        .33
                                                    =========        ==========       ==========      ===========
   Diluted - pro forma                            $     (.05)      $        .02      $       .07     $        .33
                                                    =========        ==========       ==========      ===========



The assumptions used for the fair value calculation are as follows:

                                                      Three Months Ended                 Nine Months Ended
                                                      ------------------                 -----------------
                                                   May 31,          June 1,           May 31,          June 1,
                                                    2003              2002             2003             2002
                                                    ----              ----             ----             ----

Volatility                                           30%              30%               30%              30%
Risk free rate                                        5%               5%                5%               5%
Dividend yield                                        -                -                 -                -

                        RAG SHOPS, INC. AND SUBSIDIARIES

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                   Three Months Ended                  Nine Months Ended
                                                   ------------------                  -----------------
                                                  May 31,           June 1,          May 31,           June 1,
                                                   2003              2002             2003              2002
                                                   ----              ----             ----              ----
Numerator for basic and diluted earnings per share:

Net income (loss)                             $  (251,000)     $     90,000       $   350,000      $  1,609,000
                                                ==========       ==========        ==========       ===========

Denominator:
   Denominator for basic earnings per
     share-weighted average shares              4,797,983         4,799,183         4,797,983         4,799,183

   Effect of dilutive securities:
     Employee stock options                             -            35,541            28,004            21,285
                                                ---------        ----------        ----------       -----------

   Denominator for diluted earnings per
     share-adjusted weighted average
     shares and assumed conversions             4,797,983         4,834,724         4,825,987         4,820,468
                                                =========        ==========        ==========       ===========

Basic earnings (loss) per share               $     (.05)      $        .02       $       .07      $        .34
                                                =========        ==========        ==========       ===========

Diluted earnings (loss) per share             $     (.05)      $        .02       $       .07      $        .33
                                                =========        ==========        ==========       ===========


Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 173,700 and 0 for the three and nine months ended May 31, 2003, respectively, and 2,250 for the three and nine months ended June 1, 2002.

NOTE 3 - MERCHANDISE INVENTORIES

Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

NOTE 4 - STOCK OPTION PLAN

On January 23, 2003, the stockholders of the Company unanimously approved the Company's 2002 Stock Option Plan (the "Plan"). A copy of the Plan is set forth in the Proxy Statement filed by the Company with the Securities and Exchange Commission on December 30, 2002. The Company's prior stock option plan expired by its terms. As of May 31, 2003 an aggregate of 74,000 options remain outstanding under the prior plan.

A total of 750,000 shares of Common Stock have been reserved for issuance under the Plan. The purpose of the Plan is to promote the long-term interests of the Company and its stockholders by providing the Company with a means to attract, employ, motivate and retain experienced employees, officers, directors and consultants. 99,700 options have been granted pursuant to the Plan as of May 31, 2003.
                                  Page 9 of 19

                        RAG SHOPS, INC. AND SUBSIDIARIES

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table sets forth selected accrued expenses and other current liabilities consisting of the following:


                                                                              As of:
                                                          May 31, 2003     June 1, 2002    August 31, 2002
                                                          ------------     ------------    ---------------

   Straight line rent                                       $     805         $     623       $     696
   Other accrued expenses and current liabilities               2,558             2,218           2,101
                                                                -----             -----         -------


                                                            $   3,363         $   2,841       $   2,797
                                                               ======            ======          ======

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                                 Three Months Ended                  Nine Months Ended
                                                 ------------------                  -----------------
                                                May 31,           June 1,            May 31,           June 1,
                                                 2003              2002               2003              2002
                                                 ----              ----               ----              ----

Net sales                                        100.0%            100.0%             100.0%             100.0%
Cost of merchandise sold, occupancy
    and distribution costs                        67.1              65.0               66.4               65.4
                                               -------           -------           --------           --------

Gross profit                                      32.9              35.0               33.6               34.6
Selling, general and administrative
      expenses                                    34.5              34.5               32.9               31.6
                                               -------           -------           --------           --------

Income (loss) from operations                     (1.6)              0.5                0.7                3.0
                                               --------          -------           --------           --------

Net income (loss)                                 (0.9)%             0.4%               0.4%               1.8%
                                               =========         =======           ========           ========

The Company's net sales increased $2,397,000 and $4,943,000 for the three and nine months ended May 31, 2003, representing a 9.4% and 5.7% increase, respectively, over the comparable prior periods. The increase in net sales for the three months ended May 31, 2003 resulted from an increase in comparable store sales of $435,000 or 1.7%. The Company's comparable store sales include stores commencing with their thirteenth consecutive entire fiscal month, including stores that were expanded but excluding stores that were relocated, if any. The balance of the net sales increase of $1,962,000 related to revenue from larger new store openings, net of sales reductions for smaller closed stores. The increase in net sales for the nine months ended May 31, 2003 was attributable to a $579,000 or 0.7% increase in comparable store sales plus $4,364,000 from the larger new store sales, net of sales reductions from the smaller closed stores.

Gross profit, as a percentage of net sales, decreased by 2.1% for the three months and 1.0% for the nine months ended May 31, 2003 compared to the prior comparable periods primarily as a result of an increase in occupancy expenses because of additional square footage and rent costs for new larger stores as compared to smaller closed stores as well as contractual increases in rent for existing stores, an increase in promotional markdowns due to a difficult retail environment in addition to the Company's planned reduction in merchandise inventory levels, and an increase in the provision for inventory shrinkage due to less than favorable results experienced during the physical inventory conducted in the final quarter of fiscal 2002 as compared to the prior comparable period. These decreases were partially offset by the recognition of deferred income relating to the forgiveness of certain obligations through modification of certain agreements with suppliers and an increase in vendor participation programs.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses increased for the three and nine months ended May 31, 2003 by $844,000 and $2,716,000, respectively, from the comparable prior periods. Additional payroll and payroll related expense, advertising, and higher insurance costs were the primary causes of the increases. Selling payroll increased in support of higher sales and increased store square footage due to the new larger stores, and administrative payroll grew through the addition of management personnel in the first and second fiscal quarters this year to fill both new positions and positions that were vacant in the prior comparable period. Advertising expense increased as a result of additional advertising and market penetration this year compared to the comparable periods last year. Insurance costs rose as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth fiscal quarters last year. Selling, general and administrative expenses as a percentage of net sales increased by 0.0% and 1.3% for the three and nine months ended May 31, 2003, respectively, compared to the comparable prior periods.

Interest income, net, decreased $13,000 and $37,000 for the three and nine months ended May 31, 2003, respectively, from the comparable prior periods. This decrease was attributable to a decrease in average investment levels, coupled with a decline in interest rates on short-term investments versus the comparable prior periods. See "Liquidity and Capital Resources".

Net income declined by $341,000 and $1,259,000 for the three and nine months ended May 31, 2003, respectively, as compared to the prior comparable periods. These decreases are due mainly to an increase in the cost of merchandise sold, occupancy and distribution costs and increases in selling, general and administrative expenses.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended May 31, 2003, the Company relied on internally generated funds, credit made available by suppliers and short-term borrowings to finance inventories and new store openings.

                        RAG SHOPS, INC. AND SUBSIDIARIES

The Company's working capital decreased $75,000 for the nine months ended May 31, 2003 as compared to the August 31, 2002 amount primarily due to a planned reduction in merchandise inventory levels for this period.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (4.25% at May 31, 2003).

The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $1,635,000 and $730,000 during the nine month periods ended May 31, 2003 and June 1, 2002, respectively. There were no direct borrowings outstanding under the line of credit at May 31, 2003 or June 1, 2002. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the nine months ended May 31, 2003 amounted to $2,797,000, and $1,473,000 was used for purchases of property and equipment. Net cash from operating activities resulted primarily from net income of $350,000, non-cash depreciation of $1,007,000 and decreases in merchandise inventories of $4,274,000 and prepaid expenses of $398,000, partially offset by the amortization of deferred income of $640,000, decreases in accounts payable-trade and accrued salaries and wages of $2,680,000 and $550,000, respectively. During the nine months ended May 31, 2003 the Company opened two stores, expanded two stores, closed two stores and was operating sixty-eight stores at the end of the period. During the remainder of the fiscal year ending August 30, 2003, the Company does not anticipate opening, expanding or closing any additional stores. Costs associated with opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $720,000 per store in fiscal 2003. These costs will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities evolve in order to curtail the costs of opening stores. The Company believes that its cash at May 31, 2003, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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

Cost of merchandise sold, distribution and occupancy costs include merchandise purchases, inbound freight costs, distribution costs, shrinkage provision, cooperative advertising, vendor allowances, vendor rebates, store rent and other store-related occupancy costs.

Distribution costs have been reclassified to cost of merchandise sold as of the beginning of the quarter ended May 31, 2003. These expenses were previously included in selling, general and administrative expenses. All comparative periods have been restated.

Cooperative advertising payments received from vendors have been reclassified to cost of merchandise sold as of the beginning of the quarter ended March 1, 2003. These payments were previously offset against advertising expenses. All comparative periods have been restated.

Advertising costs are expensed as incurred and are included in store expenses as part of selling, general and administrative expenses.

Recent Accounting Standards

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company does not plan a change to the fair value method of accounting for stock based compensation and have included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, the Emerging Issues Task Force (the "EITF") reached consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor ("EITF Issue 02-16"). EITF Issue 02-16 addresses the classification of cash consideration received by a customer from a vendor (e.g., cooperative advertising payments) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The classification provisions of EITF Issue 02-16 became

                        RAG SHOPS, INC. AND SUBSIDIARIES

effective for arrangements entered into after December 31, 2002. The Company has adopted the provisions of EITF Issue 02-16 as of the beginning of the quarter ended March 1, 2003. Cooperative advertising payments received from vendors have been recorded as a reduction of cost of merchandise sold for the three and nine month periods ended May 31, 2003. These payments were previously offset against advertising expenses. All comparative periods have been restated. The amounts included in cost of merchandise sold relating to cooperative advertising payments received was $294,000 and $851,000 for the three and nine months ended May 31, 2003 and $322,000 and $891,000 for the three and nine months ended June 1, 2002. The adoption of this pronouncement did not change net income or earnings per share in any period reported herein.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that management evaluates carefully to minimize earnings volatility. At May 31, 2003 and June 1, 2002, and during each of the quarters and nine month periods then ended, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not have any foreign currency exposure. Loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (4.25% at May 31, 2003). There were no loans outstanding under any such line of credit at May 31, 2003 or June 1, 2002.

The following table details future projected payments for the Company's significant contractual obligations as of May 31, 2003:

                                                            Computer and
                                                          Other Technology
                                Operating Leases        Related Commitments            Total
   Three Months Ending:
           2003                    $  2,448,905            $    80,638              $   2,529,543
    Fiscal Year Ending:
           2004                       9,688,736                120,317                  9,809,053
           2005                       9,105,845                 98,330                  9,204,175
           2006                       7,718,914                 54,670                  7,773,584
           2007                       6,309,917                  1,519                  6,311,436
        Thereafter                   14,991,382                      0                 14,991,382
                                     ----------              ---------                -----------
                                   $ 50,263,699            $   355,474              $  50,619,173
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

                                  RAG SHOPS, INC.


Date: July 14, 2003               /S/ Stanley Berenzweig
                                  ----------------------
                                  Stanley Berenzweig
                                  Chairman of the Board and
                                  Chief Executive Officer

Date: July 14, 2003               /S/ Daniel L. Anderton
                                  ----------------------
                                  Daniel L. Anderton
                                  Senior Vice President, Chief Financial Officer
                                  Principal Financial Officer, and
                                  Principal Accounting Officer

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

SIGNATURE                              TITLE(S)                    DATE

/S/ STANLEY BERENZWEIG                 Principal Executive         July 14, 2003
----------------------                 and Director
 Stanley Berenzweig

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

SIGNATURE                        TITLE(S)                        DATE

/S/ DANIEL L. ANDERTON           Senior Vice President,          July 14, 2003
-----------------------          Chief Financial Officer
 Daniel L. Anderton

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (the "Report").

        The undersigned hereby certifies that:

- the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

- the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 14th day of July 2003.


                                                        /S/ Stanley Berenzweig
                                                        ----------------------
                                                        Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

        The undersigned, Daniel L. Anderton, the Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (the "Report").

        The undersigned hereby certifies that:

- the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

- the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 14th day of July 2003.


                                                         /S/ Daniel L. Anderton
                                                         ----------------------
                                                         Senior Vice President,
                                                         Chief Financial Officer