Form 10-K
period 2003-08-30
RAG SHOPS INC
filed 2003-11-24
CIK 874385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended August 30, 2003

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

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes    X                No
            -------                -------

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
        Form 10-K or any amendment to this Form 10-K.   X
                                                     ------

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange act Rule 12b-2).
        Yes                     No    X
            -------                -------

As of October 27, 2003, there were outstanding 4,797,983 shares of Common Stock. Based on the price at which stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $8,785,745.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2003 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

Certain exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, as listed in response to Item 14(a)(3).

[The remainder of this page is intentionally blank.]

                                     PART I

ITEM 1. BUSINESS

GENERAL

Rag Shops, Inc., a Delaware corporation formed in April 1991, is the successor by merger to a New Jersey corporation having the same name which was incorporated in September 1984, as a holding company for numerous subsidiaries that have operated retail stores since 1963. As of August 30, 2003, Rag Shops, Inc. operated 68 specialty retail stores that sell competitively priced craft and fabric merchandise. The Company caters to value conscious consumers who create decorative projects and accessories, and sew. The Company believes that its wide selection of currently popular merchandise, value-oriented pricing policy and commitments to both customer service and advertising are principal factors contributing to its results. The Company's stores are destination-oriented and also attract shoppers from other stores located in the same shopping centers.

As of August 30, 2003, the Company operated 36 retail stores in New Jersey, 18 in Florida, five in New York, six in Pennsylvania and three in Connecticut. The Company anticipates opening two new stores, relocating three stores and closing two stores during its fiscal year ending August 28, 2004. The Company's expansion strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. The following table sets forth information with respect to store openings and closings since fiscal 1999.


                                                                   FISCAL YEARS

                                          2003           2002          2001          2000          1999
                                          ----           ----          ----          ----          ----

Stores open at beginning of period           68             66            65            69            66
Stores opened during period                   2              4             5             0             5
Stores closed during period                   2              2             4             4             2
Stores open at end of period                 68             68            66            65            69

Retail square footage at end of period  789,500        764,600       707,800       663,300       695,400

PRODUCTS

The Company's stores offer a diverse and extensive assortment of value-priced crafts, fabrics, and related items to creative craft and sewing consumers. The following table shows net sales of the Company's merchandise categories as a percentage of total net sales for the fiscal years ended August 30, 2003, August 31, 2002 and September 1, 2001:

                                                  FISCAL YEARS

                                      2003          2002          2001
                                      ----          ----          ----

    General crafts                      50%          48%            47%
    Fabrics and sewing notions          27           28             29
    Frames and custom framing           12           12             11
    Floral                              11           12             13
                                      ----          ---           ----

    Total                              100%         100%           100%
                                      ====         ====           ====

Each of the Company's stores offers craft, fabric and related products. Craft items include silk flowers, wicker, picture frames, wood products, stitchery, yarn, wearable art, scrapbooking, art, craft supplies and children's creative related products. Fabric items available at the Company's stores include apparel, quilting and home decorative fabrics, as well as trimmings, patterns and sewing notions. As of August 30, 2003, 64 stores offer custom picture framing. The Company also sells a wide variety of seasonal merchandise with special emphasis on the Spring, Easter, Back-to-School, Halloween and Christmas seasons.
                                        3

Through their purchase of craft, fabric and other items, used either individually or in combination, the Company's customers can hand-make a wide variety of finished products for personal use, gifts, home beautification and seasonal decoration. For example, fabrics can be made into career, leisure, children's, bridal and special occasion fashions, draperies and upholstery for home decoration and hand made quilts. From the Company's selection of craft items, customers can create needlepoint and stitchery, personalized hand painted apparel, floral arrangements, dolls and specialized scrapbooks.

MERCHANDISING AND ADVERTISING

The Company's marketing and merchandising strategy emphasizes the sale of multiple products to be used by the customer to create a single project. To assist customers in making their own selections and to encourage their purchase of several products, the Company's stores display finished models that incorporate a variety of merchandise in close proximity to where the components are sold. The models are created by crafters, and the Company's display staff, as well as store staff, conforming to Company guidelines.

Craft or sewing classes are offered at a select number of the Company's stores to further promote both specific products and store business. During each class, participants complete a project using materials purchased from the store at which the class is offered.

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

SEASONALITY

The Company's business is seasonal, which the Company believes is typical of the retail craft and fabric industry. The Company's highest sales and earnings levels historically occur between September and December. Historically the Company has operated at a loss during its fourth fiscal quarter, the June through August summer period. The Company's results of operations depend significantly upon the sales generated from September through December and any material decrease in sales for such period could have a material adverse effect upon the Company's profitability. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality."

STORE OPERATIONS

The Company's store operations are divided into seven districts, each managed by a district manager. Stores typically are staffed with a manager, assistant manager(s), and one department head each for fabrics and crafts, sales personnel, cashiers and stock clerks.

District managers supervise store management, monitor the Company's stores to ensure compliance with procedures, policies and budgets, determine whether adequate levels of merchandise are available at the stores and reallocate merchandise among stores as dictated by selling trends and stock levels at individual stores (aided by access to the Company's databases). Store managers are responsible for operation of individual stores, including recruiting and hiring store personnel.
                                        4

Store managers place orders to replenish inventory from the Company's distribution centers in Paterson and Fairlawn, New Jersey, and may also directly order certain core merchandise designated by management from the Company's suppliers. Orders for merchandise are placed by the store manager on a regular basis. Orders for merchandise are entered into a scanning gun, downloaded to a computer in the store and polled by the Company's corporate data processing system. Merchandise received at the Company's stores is entered into the store computer and included in the daily polling. Deliveries from the distribution center are made by Company-owned vehicles or by independent trucking companies.

Stores are generally open from 10:00 A.M. to 9:00 P.M. Monday through Saturday and 11:00 A.M. to 6:00 P.M. on Sunday, with extended hours during the Christmas season. All stores are operating with point-of-sale cash register systems. Approximately 52% of receipts at the Company's stores are in the form of cash or check, with the balance paid for with MasterCard, Visa, Discover or American Express charge and debit cards.

EXPANSION STRATEGY

While management does not believe there are significant geographic constraints on the locations of future stores, the Company's strategy is to grow by expanding within areas from which it presently attracts customers and into contiguous market areas, enabling the Company to capitalize on pre-existing advertising and name recognition. When deciding whether to open a new store, the principal factors the Company typically evaluates are the amount of consumer traffic generated by the market area, the demographic composition of the customer base in the market area, store position in, co-tenants at and customer attraction to the shopping center, advertising availability and expense, profitability and other costs associated with opening the store. Historically, new stores tend to become profitable after six to twenty-four months.

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

EMPLOYEES

As of August 30, 2003, the Company had 1,381 employees, consisting of 383 full time and 998 part time employees. Full time personnel consist of 237 salaried and 146 hourly employees. All part time personnel are hourly employees. During seasonal peak periods, the Company hires temporary personnel. Approximately 60 employees in the Company's distribution center and warehouse are covered by a collective bargaining agreement with Local

161 of the Union of Needletrades, Industrial and Textile Employees, AFL-CIO. This agreement expires in March 2005. The Company considers its relationships with its employees to be good.

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

ITEM 2. PROPERTIES

The Company leases its executive office facilities in Hawthorne, New Jersey and its Hawthorne, New Jersey store in the same strip shopping center and occupies approximately 15,900 and 17,600 square feet, respectively.

The Company's 85,000 square foot distribution center is located in Paterson, New Jersey. The Company leases approximately 68,000 square feet of additional warehouse space in Fairlawn, New Jersey to accommodate seasonal merchandise and expedite distribution of merchandise to stores. The Company believes that its distribution center and additional warehouse space are adequate for its needs through the expiration of the current term of February 2006 and July 2004, respectively. The lease for the additional warehouse space contains an option to extend the term through December 2005.

The Company's stores, all of which are located in leased facilities, range in size from, approximately 7,000 square feet to 20,000 square feet. The average size of the Company's stores is approximately 11,600 square feet with approximately 90% of the area of each store representing selling space. The Company seeks to open new stores in the range of approximately 15,000 to 20,000 square feet. However, the Company often maintains options to expand store size and will exercise those options or otherwise enlarge particular stores as circumstances warrant. The following table sets forth the number of store leases due to expire (taking into account options to renew) during the calendar year indicated.

                             LEASE EXPIRATIONS

       YEAR               NUMBER           YEAR             NUMBER
       ----               ------           ----             ------

       2004                 3              2018                5
       2005                 2              2019                7
       2006                 1              2020                4
       2008                 4              2021                2
       2011                 3              2022                2
       2012                 2              2023                4
       2013                 1              2024                2
       2014                 1              2026                5
       2015                 1              2027                4
       2016                 4              2028                1
       2017                 9              2031                1

Sixty-five of the above stores are located in strip shopping centers, and the remaining three are free-standing buildings. The stores generally are located in close proximity to population centers and other retail operations and are usually on a major highway or thoroughfare, making them easily accessible by automobile. All of the stores provide free parking.

The leases for the Company's stores are generally for a term of five years, usually with four options to renew for five years each. The base rental rates generally range from $37,000 to $280,000 per year. Under most leases, the Company is required to pay, in addition to fixed minimum rental payments, additional rent based on charges for real estate taxes, common area maintenance fees, utility charges and insurance premiums. Certain leases provide for contingent rentals based on a percentage of sales.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceeding that is expected to have a material adverse effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 30, 2003.


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

                                                       HIGH            LOW
  FISCAL YEAR ENDED AUGUST 30, 2003

  First Quarter                                      $ 6.250         $ 3.250
  Second Quarter                                       3.820           2.620
  Third Quarter                                        4.000           2.850
  Fourth Quarter                                       4.460           2.980

  FISCAL YEAR ENDED AUGUST 31, 2002

  First Quarter                                      $ 2.400         $ 2.100
  Second Quarter                                       4.400           2.100
  Third Quarter                                        6.050           3.000
  Fourth Quarter                                       6.630           3.350

On October 27, 2003, the closing price of the Common Stock was $3.97.

The approximate number of stockholders of record of the Common Stock at October 27, 2003 was 298. The number of beneficial owners whose shares are held by banks, brokers and other nominees exceeds 875.

  On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. The Company has not paid any cash dividends. The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends on the Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider. In addition, pursuant to the Company's bank line of credit, the Company is prohibited from declaring dividends in any year in excess of its earnings for such year or which would otherwise result in a violation of the Company's covenant to maintain a tangible net worth (as defined in the line of credit commitment letter) of $9,000,000. The Company's tangible net worth for the period ended August 30, 2003 was $23,305,387.
                                        7

ITEM 6.        SELECTED FINANCIAL DATA

The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five most recent fiscal years. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this Report.


                                                                FISCAL YEAR ENDED (1)
                                        August 30,    August 31,    September 1,   September 2,    August 28,
                                           2003          2002           2001           2000           1999
                                           ----          ----           ----           ----           ----

                                               (In thousands, except common stock data and statistics)
OPERATIONS
Net sales                                $115,547      $110,672       $100,888       $100,208       $ 94,781
Gross profit                               38,615        37,605         34,007         34,987         32,389
Store expenses and general
   and administrative expenses             39,643        37,117         33,992         33,026         31,637
Interest income (expense), net                 (8)           38            128             31            (83)
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                    (1,036)          526            143          1,991            668
Income (loss) before cumulative
effect
   of change in accounting principle         (705)          290             46          1,198            402
Cumulative effect of change in
   accounting principle, net of tax             0             0              0            198              0
Net income (loss)                        $   (705)     $    290       $     46       $  1,396       $    402

COMMON STOCK DATA

Basic and diluted earnings per share:
Income (loss) before cumulative
effect
   of change in accounting principle     $  (.15)      $    .06       $    .01       $    .25       $    .08
Cumulative effect of change in
   accounting principle                         0             0              0            .04              0
                                          -------       -------        -------        -------         ------

Net income (loss)                        $  (.15)      $    .06       $    .01       $    .29       $    .08

Book value per share                     $   4.86      $   5.00       $   4.94       $   4.93       $   4.59
Weighted average shares and
   equivalents outstanding:
  Basic                                 4,797,983     4,799,183      4,801,583      4,813,476      4,744,408
  Diluted                               4,797,983     4,826,119      4,807,010      4,813,871      4,754,996

FINANCIAL POSITION

Working capital                          $ 18,238      $ 19,220       $ 19,049       $ 19,640       $ 17,298
Total assets                               40,737        38,570         33,634         34,580         37,869
Short-term debt                                 0             0              0              0          6,570
Long-term debt                                  0             0              0              0              0
Stockholders' equity                     $ 23,305      $ 24,011       $ 23,720       $ 23,670       $ 22,104



                                                           FISCAL YEAR ENDED (1)
                                  August 30,     August 31,     September 1,   September 2,     August 28,
                                     2003           2002            2001           2000            1999
                                     ----           ----            ----           ----            ----

                                           (In thousands except common stock data and statistics)
STATISTICS

Net sales increase                     4.4%            9.7%           0.7%            5.7%           4.7%
Comparable store net sales
  increases (decreases) (2)           (0.4%)           4.9%          (0.7%)           4.2%           0.2%
Comparable store net sales
  increases (decreases) on a
52
  week aligned basis (2)              (0.4%)           4.9%           0.8%            2.5%           0.2%
Return on net sales, after
  income taxes                        (0.6%)           0.3%           0.1%            1.4%           0.4%
Return on average
  stockholders' equity                (3.0%)           1.2%           0.2%            6.1%           1.8%
Average net sales per gross
  square foot (3)                  $   149         $   153         $  146          $  147        $    141
Average net sales per store
  (000's) (3)                      $ 1,695         $ 1,668         $1,534          $1,490        $  1,399
Stores open at end of
  period                                68              68             66              65              69


(1) Fiscal 2000 was a 53-week fiscal year. All other years shown were 52-week fiscal years.

(2) Comparable store sales increases (decreases) for a fiscal year include stores commencing with their thirteenth consecutive entire fiscal month including stores that were expanded but excluding stores that were relocated, if any. Comparable store net sales increases (decreases) on a 52 week aligned basis are arrived at by eliminating the unaligned 53rd week from fiscal 2000 before comparing the result with the prior and succeeding year.

(3) For purposes of calculating these amounts, the number of stores and the amount of gross square footage have been adjusted to reflect the number of months during the period that new stores were open. These amounts have not been adjusted to reflect the seasonal nature of the Company's net sales or the resulting impact of opening stores in different periods during the year. See Item 7. "Management's Discussion and Analysis of Financial condition and Results of Operations-Seasonality."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the craft and fabric retail industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in the Company's filings with the Securities and Exchange Commission). Our actual results could materially differ from those discussed in these forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth as a percentage of net sales, certain items appearing in the Company's Consolidated Income Statements for the indicated years:

                                                                  YEAR ENDED
                                                                  ----------
                                                   August 30,      August 31,     September1,
                                                      2003            2002           2001
                                                      ----            ----           ----
     Net sales                                        100.0%          100.0%          100.0%
     Cost of merchandise sold, occupancy and
       distribution  costs                              66.6            66.0           66.3
                                                      ------          ------           ----

     Gross profit                                      33.4            34.0            33.7
     Store expenses                                    26.2            25.8            26.5
     General and administrative expenses                8.1             7.8             7.2
                                                      -----           -----           -----

     Income (loss) from operations                     (0.9%)           0.4%            0.0%

     Net income (loss)                                 (0.6%)           0.3%            0.1%

FISCAL 2003 COMPARED TO FISCAL 2002

The Company's net sales for fiscal 2003 increased by $4,875,000 or 4.4% over fiscal 2002. The increase in net sales resulted from an increase of $5,284,000 related to revenue from larger new store openings, net of sales reductions for smaller stores, which were closed. The increase in net sales was partially offset by a decrease in comparable store sales of $409,000 or 0.4%. The Company's comparable store sales include stores commencing with their thirteenth consecutive entire fiscal month, including stores that were expanded but excluding stores that were relocated, if any. Comparable store sales increased 0.7% through the first three quarters of fiscal 2003 and decreased 4.3% in the fourth quarter of the fiscal year. Management believes that the decline in the fourth quarter resulted primarily from unsuccessful changes in the Company's advertising program and from a shortage in seasonal merchandise due to better than expected seasonal sales in the third quarter of fiscal 2003.

Gross profit increased by $1,010,000 or 2.7%, and, as a percentage of net sales, decreased by 0.6% for the current fiscal year as compared to the prior comparable fiscal year. The decrease, as a percentage of net sales, primarily resulted from an increase in occupancy expenses because of additional square footage and rent costs for new larger stores as compared to smaller closed stores as well as increases in rent for existing stores, and an increase in markdowns due to changes in the Company's promotions and related to the Company's planned reduction in merchandise inventory levels. The decreases were partially offset by a reduction in the provision for inventory shrinkage due to favorable results experienced during the physical inventory conducted in the final quarter of the current fiscal year as compared to the prior comparable period and by the amortization of deferred income relating to the forgiveness of certain obligations for merchandise inventory through modification of certain agreements with suppliers in the final quarter of fiscal 2002. The deferred amount is being amortized over two years based on the expressed term of one of the agreements and the expected inventory turnover.

Store expenses increased by $1,738,000 or 6.1%, and, as a percentage of net sales, increased by 0.4% in fiscal 2003 as compared to the prior comparable fiscal year. The increase in fiscal 2003 was primarily due to additional payroll and payroll related expense and advertising. Store payroll increased in support of higher sales and increased store square footage due to new larger stores. Advertising expense increased as a result of additional advertising and market penetration this fiscal year compared to the last fiscal year.

General and administrative expenses increased by $788,000 or 9.2%, and, as a percentage of net sales, increased by 0.3% as compared to fiscal 2002. The increase was primarily due to additional payroll and payroll related expenses, and to higher insurance costs. Administrative payroll grew through the addition of management personnel in the first and second fiscal quarters this year to fill both new positions and positions that were vacant in the prior comparable period. Insurance costs rose as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth fiscal quarters last year.

Interest expense in fiscal 2003, net of interest income was $8,300 as compared to interest income, net of interest expense of $37,800 in the prior fiscal year. This increase in expense was attributable to an increase in average short-term borrowings, a decrease in average investment levels, coupled with a decline in interest rates on short-term investments versus the comparable prior periods. See "Liquidity and Capital Resources".

The effective tax rate for 2003 was 31.9% as compared to 44.9% in 2002. The decrease is primarily due to a federal tax benefit from net losses offset by minimum state and local income taxes.

Net income declined by $995,000 for fiscal 2003 as compared to fiscal 2002. The decrease is due mainly to an increase in the cost of merchandise sold, occupancy and distribution costs and increases in store, general and administrative expenses.

FISCAL 2002 COMPARED TO FISCAL 2001

Net sales in fiscal 2002 increased by $9,784,000 or 9.7% over fiscal 2001. Sales from comparable stores increased $4,802,000 or 4.9% and $4,982,000 related to revenue from larger new store openings, net of sales reductions for smaller stores, which were closed. Management believes that the increases in fiscal 2002 were due to continuing efforts to maintain better in-stock positions, add new products and improve merchandise display that, along with positive industry trends, resulted in increases in both average sale and customer transactions during the fiscal year. Strong Christmas season sales also contributed.

Gross profit in fiscal 2002 improved by $3,597,000 and 10.6% as compared to the prior fiscal year. The improvement was principally due to the additional revenue, as gross profit remained relatively unchanged year-to-year as a percent of net sales.

Store expenses in fiscal 2002 increased by $1,798,000 or 6.7%, and, as a percentage of sales, decreased by 0.7% as compared to 2001. The increase in fiscal 2002 was primarily due to an increase in payroll and payroll related expenses and rose in support of larger stores and higher sales. The decrease in store expenses as a percent of net sales was principally due to the ability of the Company to leverage expenses against the increase in net sales.

General and administrative expenses in fiscal 2002 increased by $1,327,000, or 0.6% as a percentage of net sales, as compared to fiscal 2001. These increases were primarily attributable to additional payroll and payroll related expenses incurred in connection with filling executive and management positions that were vacant in the prior comparable period and to increased insurance expenses.

Interest income in fiscal 2002, net of interest expense decreased from the prior fiscal year due to the material fall in interest rates on short-term investments in the first half of the year compared to relative interest rate stability and higher interest rate availability during the prior comparable period. There was virtually no change in average invested balances during the two years.

The effective tax rate for 2002 was 44.9% as compared to 67.8% in 2001. The decrease was primarily due to a lower effective state and local income tax rate.

In fiscal 2002, net income increased by $244,000 as compared to fiscal 2001 as a result of the increase in net sales, partially offset by increases in store and general and administrative expenses and the decrease in interest income, net.

SEASONALITY

The Company's business is seasonal, which the Company believes is typical of the retail craft and fabric industry. The Company's highest sales and earnings levels historically occur between September and December. This period includes the Back-to-School, Halloween and Christmas seasons. The Company has historically operated at a loss during its fourth quarter, the June through August summer period. See Item 1. "Business - Seasonality."

Year to year comparisons of quarterly results and comparable store sales can be affected by a variety of factors, including (1) the timing and duration of holiday selling seasons, (2) the timing of new store openings and promotional markdowns and (3) every seven years, the retail calendar contains a 53rd week as compared to a 52 week year for all other years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses associated with new stores. In fiscal 2003 and fiscal 2002, the Company relied on internally generated funds, trade credit made available by suppliers and short-term borrowings to finance inventories and new store openings.

Working capital decreased $982,000 in fiscal 2003 as compared to fiscal 2002 primarily due to the Company's net operating loss and an increase in trade payables and accrued expense.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (4.00% at August 30, 2003). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 30, 2003, the Company was in compliance with such covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line at a point in time was $2,690,000, $750,000 and $545,000 during fiscal 2003, fiscal 2002 and fiscal 2001, respectively. There were no direct borrowings outstanding under the line of credit at August 30, 2003 or August 31, 2002. The Company intends to maintain the availability of the line of credit for working capital requirements and in order to be able to take advantage of future opportunities.

The Company purchases merchandise directly from manufacturers in the Far East. These purchases are payable in United States dollars and are either by direct payment or supported by letters of credit. The results of operations of the Company have not been affected by foreign currency fluctuation. At August 30, 2003, the Company had outstanding letters of credit in the aggregate amount of $148,263.

During fiscal 2003, fiscal 2002 and fiscal 2001, the Company had net cash provided by operating activities of $1,453,000, $1,356,000 and $1,526,000, respectively, and used $1,581,000, $1,359,000 and $1,890,000, respectively for purchases of property and equipment. Cash provided by operating activities in fiscal 2003 resulted primarily from results of operations adding back non-cash depreciation, and increases in trade payables and other current obligations partially offset by the amortization of deferred income. During the fiscal year ended August 30, 2003, the Company opened two stores, expanded two stores, closed two stores and was operating sixty-eight stores at the end of the fiscal year. In fiscal 2004, the Company expects to open two new stores, relocate three stores and close two existing stores. Costs associated with opening new stores, including capital expenditures, inventory and pre-opening expenses, approximated $725,000 per store in fiscal 2003. Such costs associated with the contemplated store openings in fiscal 2004 will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deployassets of stores being closed to the new stores as opportunities arise in order to curtail the costs of opening stores. The Company believes that its cash atAugust 30, 2003, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

Revenue is recognized when merchandise is sold to customers.

Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

RECENT ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amends, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, which did not have an impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue No. 94-3"). The principal difference between this Statement and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of this statement, which did not have an impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the liability be recorded in the guarantor's balance sheet upon the issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN 45, which did not have an impact on the Company's financial position.

In December 2002, the FASB Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The original effective date was for periods beginning after June 15, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("Issue No. 00-21") which requires the revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of Issue No. 00-21.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities, " ("SFAS No. 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The exception to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, and should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Adoption of SFAS No. 149 had no impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 150.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that management evaluates carefully to minimize earnings volatility. At August 30, 2003, and during each of the three years in the period then ended, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not have any foreign currency exposure. As discussed in Note 3 of the Notes to Consolidated Financial Statements, loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (4.00% at August 30, 2003). There were no loans outstanding under any such line of credit at August 30, 2003 or August 31, 2002.

The following table details future projected payments for the Company's significant contractual obligations as of August 30, 2003:


                                            Computer and
                                          Other Technology
Fiscal Year Ended    Operating Leases    Related Commitments             Total

      2004             $  9,761,239        $     445,888        $     10,207,127
      2005                9,205,138               98,761               9,303,899
      2006                7,818,207               55,061               7,873,268
      2007                6,409,210                1,519               6,410,729
      2008                5,116,264                    0               5,116,264
   Thereafter            10,024,058                    0              10,024,058
                         ----------            ---------         ---------------

                       $ 48,334,116        $     601,229        $     48,935,345
                        ===========           ==========         ===============


                                    PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) in Part IV.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURES

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required for this item is incorporated by reference herein from the Company's 2003 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference herein from the Company's 2003 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this item is incorporated by reference herein from the Company's 2003 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item is incorporated by reference herein from the Company's 2003 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to August 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange 15 Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Acting Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate. We note that the design of any system of controls and procedures is based in part upon certain assumptions about its likelihood of future events and there can be no assurance that any such design will succeed in achieving its stated goals under all potential conditions.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Acting Chief Financial Officers.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this Report:

     (a) Consolidated Financial Statements:
         See Index to Consolidated Financial Statements and Supplementary Data on page F-1.

     (b) Reports on Form 8-K:
         The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

     (c) Exhibits:
         The exhibits listed below and on the accompanying Index to Exhibits immediately following the consolidated financial statements are incorporated herein or by reference to this Report

          Exhibit
           Number                              Description of Exhibit
          3.1       *       Certificate of Incorporation of the Company
          3.2       *       By-Laws of the Company
          10.1      *       Promissory Note (Revolving) with Valley National
                            Bank
          10.2      *       1991 Stock Option Plan
          10.3      **      1999 Incentive Stock Award Plan
          10.4      **      Change in Registrants Certifying Accountant
          10.5      ***     2002 Stock Option Plan
          21.1              List of subsidiaries of the Company
          23.1              Consent of Grant Thornton LLP
          24.1              Power of Attorney to sign Form 10-K (set forth on
                            page 17)
          99.1              Certification
          99.2              Certification


     (d) No schedules are required.

       * Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.
       **Incorporated by reference to the Company's Registration Statement on
         Form S-8 filed on September 3, 1999.
      ***Incorporated by reference to the Company's Proxy Statement on Form DEF
         14-A filed on December 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Hawthorne, New Jersey, on November 21, 2003.

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

  SIGNATURE                 TITLE(S)                      DATE

  /S/ STEVEN B. BARNETT     Executive Vice President      November 21, 2003
  ----------------------    and Director
   Steven B. Barnett

  /S/ STANLEY BERENZWEIG    Principal Executive           November 21, 2003
  ----------------------    Officer and Director
   Stanley Berenzweig

  /S/ MARIO CIAMPI          Director                      November 21, 2003
  ----------------
   Mario Ciampi

  /S/ FRED J. DAMIANO       Director                      November 21, 2003
  --------------------
   Fred J. Damiano

  /S/ JEFFREY C. GERSTEL    President and                 November 21, 2003
  ----------------------    Director
   Jeffrey C. Gerstel

  /S/ JUDITH LOMBARDO       Senior Vice President and     November 21, 2003
  --------------------      Director
   Judith Lombardo

  /S/ ALAN C. MINTZ         Director                      November 21, 2003
  ------------------
   Alan C. Mintz

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on November 21, 2003; and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                      TITLE(S)                      DATE

/S/ STANLEY BERENZWEIG         Principal Executive           November 21, 2003
----------------------         and Director
 Stanley Berenzweig

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on November 21, 2003; and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                    TITLE(S)                       DATE

/S/ STEVEN B. BARNETT        Executive Vice President and   November 21, 2003
---------------------        Acting Chief Financial
                             Officer
 Steven B. Barnett

                                 RAG SHOPS, INC.

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLMENTARY DATA

 The following consolidated financial statements of Rag Shops, Inc. are included in response to Item 8:

                                                                      PAGE
     Report of Independent Certified Public Accountants               F-2

     Consolidated Balance Sheets as of August 30, 2003 and
     August 31, 2002                                                  F-3

     Consolidated Statements of Operations for the fiscal years
     ended August 30, 2003, August 31, 2002 and September 1, 2001     F-4

     Consolidated Statements of Changes in Stockholders' Equity
     for the fiscal years ended August 30, 2003, August 31, 2002
     and September 1, 2001                                            F-5

     Consolidated Statements of Cash Flows for the fiscal years
     ended August 30, 2003, August 31, 2002 and September 1, 2001     F-6

     Notes to Consolidated Financial Statements                       F-7 - F-18

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
 and Stockholders

Rag Shops, Inc.
Hawthorne, New Jersey

We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and its Subsidiaries as of August 30, 2003 and August 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rag Shops, Inc. and Subsidiaries as of August 30, 2003 and August 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton  LLP
Edison, New Jersey
November 13, 2003

























                                       F2

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                              August 30,      August 31,
                                                 2003            2002
                                                 ----            ----

ASSETS
CURRENT ASSETS
  Cash                                        $    834,530    $    958,852
  Merchandise inventories                       31,995,448      30,327,095
  Prepaid expenses                               1,490,216       1,248,932
  Other current assets                             430,912         453,858
  Deferred income taxes                            918,146         789,846
                                               -----------     -----------

                Total current assets            35,669,252      33,778,583

PROPERTY AND EQUIPMENT, NET                      4,579,554       4,250,885
DEFERRED INCOME TAXES                              459,002         497,102
OTHER ASSETS                                        29,196          43,194
                                               -----------     -----------

TOTAL ASSETS                                  $ 40,737,004    $ 38,569,764
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                    $ 11,431,943    $ 10,307,909
  Accrued expenses and other current
    liabilities                                  4,314,928       2,953,216
  Accrued salaries and wages                     1,102,973       1,297,857
  Deferred income                                  581,773               -
                                               -----------     -----------

              Total current liabilities         17,431,617      14,558,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    2,000,000 shares authorized;
  No shares issued or outstanding                        -               -
  Common stock, $.01 par value,
    13,000,000 shares authorized;
    4,824,863 (4,797,983) shares
    issued (outstanding) at August 30, 2003
    and August 31, 2002                             48,249          48,249
  Additional paid-in capital                     6,235,352       6,235,352
  Retained earnings                             17,085,860      17,791,255
  Treasury stock, at cost, 26,880 shares           (64,074)        (64,074)
                                               -----------     -----------

             Total stockholders' equity         23,305,387      24,010,782
                                               -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 40,737,004    $ 38,569,764
                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Fiscal Year Ended
                                                              -----------------
                                                   August 30,    August 31,    September 1,
                                                      2003          2002           2001
                                                      ----          ----           ----

NET SALES                                        $115,547,398  $110,672,263    $100,887,768

COST OF MERCHANDISE SOLD, OCCUPANCY
 AND DISTRIBUTION COSTS                             76,932,395    73,067,462     66,880,557
                                                    ----------    ----------     ----------

Gross profit                                        38,615,003    37,604,801     34,007,211
                                                    ----------    ----------     ----------

OPERATING EXPENSES:
  Store expenses                                    30,276,591    28,538,810     26,740,769
  General and administrative
    expenses                                         9,366,450     8,578,252      7,251,006
                                                    ----------    ----------     ----------

Total operating expenses                            39,643,041    37,117,062     33,991,775
                                                    ----------    ----------     ----------

INCOME (LOSS) FROM OPERATIONS                       (1,028,038)      487,739         15,436

INTEREST INCOME (EXPENSE), Net                          (8,257)       37,783        127,885
                                                    -----------   ----------     ----------

INCOME (LOSS) BEFORE INCOME
  TAX PROVISION (BENEFIT)                           (1,036,295)      525,522        143,321

PROVISION (BENEFIT) FOR INCOME TAXES                  (330,900)      235,900         97,200
                                                    -----------   ----------     ----------

NET INCOME (LOSS)                                 $   (705,395) $    289,622   $     46,121
                                                    ===========  ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:                                   $       (.15) $        .06   $        .01
                                                    ===========  ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                              4,797,983     4,799,183      4,801,583
  Diluted                                            4,797,983     4,826,119      4,807,010



The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                    Additional   Unamortized
                                 Common Stock         Paid-In     Restricted    Retained     Treasury
                               Shares     Dollars     Capital       Stock       Earnings       Stock       Total
                                                                    Awards

BALANCE, SEPTEMBER 2, 2000  4,828,463    $ 48,285  $ 6,242,293  $  (12,100)   $ 17,455,512  $ (64,074) $ 23,669,916


Amortization of restricted
  stock awards                       0           0            0       4,384              0          0         4,384

Forfeiture of restricted
  stock awards                  (2,400)        (24)      (4,627)      4,651              0          0             0

Net income                           0           0            0           0         46,121          0        46,121
                             ---------    --------   ----------   ---------      ---------     ------   -----------


BALANCE, SEPTEMBER 1, 2001   4,826,063      48,261    6,237,666      (3,065)    17,501,633    (64,074)   23,720,421

Amortization of restricted
  stock awards                       0           0            0         739              0          0           739

Forfeiture of restricted
  stock awards                  (1,200)        (12)      (2,314)      2,326              0          0             0

Net income                           0           0            0           0        289,622          0       289,622
                             ---------    --------   ----------   ---------      ---------     ------     ---------


BALANCE, AUGUST 31,2002      4,824,863      48,249    6,235,352           0      17,791,255   (64,074)   24,010,782

Net loss                             0           0            0           0       (705,395)         0     (705,395)
                             ---------    --------   ----------   ---------      ----------    ------   -----------


BALANCE, AUGUST 30, 2003     4,824,863   $  48,249  $ 6,235,352  $        0   $ 17,085,860  $ (64,074) $ 23,305,387

                             =========    ========   ==========   =========    ===========   =========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Fiscal Year Ended
                                                                      -----------------
                                                          August 30,      August 31,    September 1,
                                                             2003            2002           2001
                                                             ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (705,395)    $  289,622     $    46,121
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Depreciation and amortization                           1,216,644      1,224,726       1,276,297
    Deferred income taxes                                     (90,200)         4,400         (89,500)
    Loss on disposition of property and equipment              31,723         60,705          34,136
    Amortization of deferred income                          (814,478)             -               -
    Amortization of restricted stock awards                         -            739           4,384
Changes in assets and liabilities:
   (Increase) decrease in:
     Merchandise inventories                                 (272,100)    (2,520,517)         (1,260)
     Prepaid expenses                                        (241,284)       (54,655)       (710,963)
     Other current assets                                      22,946       (300,293)        (54,627)
     Other assets                                              13,998          6,291          17,222
     Increase (decrease) in:
      Accounts payable - trade                              1,124,034      1,959,357         585,832
    Accrued expenses                                        1,361,712        107,652         591,379
    Accrued salaries and wages                               (194,884)       577,905        (173,171)
                                                           ----------     ----------      ----------

Net cash provided by operating activities                   1,452,716      1,355,932       1,525,850
                                                           ----------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                3,700          9,040           6,300
    Payments for purchases of property and equipment       (1,580,738)    (1,359,344)     (1,889,530)
                                                           ----------     ----------      ----------

Net cash used in investing activities                      (1,577,038)    (1,350,304)     (1,883,230)
                                                           ----------     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of note payable - bank          11,455,000      4,075,000       1,090,000
    Repayments of note payable - bank                     (11,455,000)    (4,075,000)     (1,090,000)
                                                           ----------     ----------      ----------

Net cash from financing activities                                  -              -               -
                                                           ----------     ----------      ----------

NET (DECREASE) INCREASE IN CASH                              (124,322)         5,628        (357,380)

CASH, BEGINNING OF YEAR                                       958,852        953,224       1,310,604
                                                           ----------     ----------      ----------

CASH, END OF YEAR                                          $  834,530     $  958,852      $  953,224
                                                            =========      =========       =========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
     Cash paid (received) during the year for:
     Interest                                              $    8,257     $  (37,783)    $  (127,885)
                                                            =========      ==========     ===========
     Income taxes                                          $   70,664     $   98,042     $   843,731
                                                            =========      =========      ==========

Note - Non-cash transaction for acquisition of $1,396,253 of inventory and related recognition of deferredincome in fiscal year ended August 30, 2003
- See Note 1.  "Cost of Merchandise Sold, Occupancy and Distribution Costs"

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 30, 2003, AUGUST 31, 2002 AND SEPTEMBER 1, 2001

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

FISCAL YEAR

We report on the basis of a 52 or 53 week fiscal year which ends on the Saturday closest to August 31. Fiscal years ended August 30, 2003 ("2003"), August 31, 2002 ("2002") and September 1, 2001 ("2001") were each comprised of 52 weeks.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentations.

COST OF MERCHANDISE SOLD, OCCUPANCY AND DISTRIBUTION COSTS

Cost of merchandise sold, occupancy and distribution costs include merchandise purchases, inbound freight costs, distribution costs, shrinkage provision, cooperative advertising allowances, vendor allowances, vendor rebates, store rent and other store-related occupancy costs.

In November 2002, the Emerging Issues Task Force (the "EITF") reached consensus on Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor" ("EITF Issue No. 02-16"). EITF Issue No. 02-16 addresses the classification of cash consideration received by a customer from a vendor (e.g., cooperative advertising payments) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The classification provisions of EITF Issue No. 02-16 became effective for arrangements entered into after December 31, 2002. The Company has adopted the provisions of EITF Issue No. 02-16 as of the beginning of the quarter ended March 1, 2003. Cooperative advertising payments received by vendors have been recorded as a reduction of cost of merchandise sold for fiscal 2003. These payments were previously offset against advertising expenses. All comparative periods have been reclassified. The amounts included in cost of merchandise sold relating to cooperative advertising payments received was $1,199,360, $1,289,702 and $1,168,396 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The adoption of this pronouncement did not change net income or earnings per share in any period reported herein.

STORE EXPENSES

Store expenses include payroll and other payroll-related costs, advertising, depreciation and other store-related costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include non-store payroll and other payroll-related costs, insurance costs, depreciation, professional services and other general and administrative expenses.

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in store expenses. Advertising expense was $6,103,005, $5,485,787 and $5,330,324 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

MERCHANDISE INVENTORIES

Merchandise inventories (which are all finished goods) are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method. The Company utilizes a method that weights the cost-to-retail ratio using multiple inventory categories.

Physical inventories are conducted in the fourth quarter of the fiscal year and reconciled to the Company's financial records to determine shrinkage for the current fiscal year. The Company's estimated shrinkage accrual, based on previous results, is adjusted to current results in the fourth quarter of the fiscal year.

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

The Company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and recognizes an impairment loss if the carrying value exceeds the expected future cash flows. The impairment loss is measured based upon the difference between the fair value of the asset and its recorded carrying value.

DEFERRED INCOME

Deferred income relates to the forgiveness of certain obligations through modifications of certain agreements with suppliers, which changed the ownership of inventory to the Company from the suppliers. Deferred income is being amortized over the term of a vendor agreement and the approximate departmental inventory turn. Deferred income in the original amount of $1,396,000, which was recorded in the second quarter of fiscal 2003, is being amortized over two years
- See Note 10.

REVENUE RECOGNITION

Revenue is recognized when merchandise is sold to customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In management's opinion, the fair value of amounts outstanding under its line of credit approximate fair value due to their variable interest rate.

PRE-OPENING AND CLOSING STORE EXPENSES

All pre-opening costs incurred in connection with the opening of new retail stores are charged to expense when incurred. Costs associated with closing stores, which consists primarily of write-downs of leasehold improvements, were charged to expense at the time the decision to close a store is determined prior to fiscal 2003. The Company adopted SFAS No. 144 in fiscal 2003 whereby costs associated with leasehold improvements for stores which have been determined to be closed are amortized over the remaining estimated term until the store is exited.

STOCK BASED COMPENSATION

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and complies with the disclosure provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Under APB Opinion 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. There has been no compensation expense recognized during 2003, 2002 and 2001 as all options have been issued with exercise prices equal to the underlying stock's market price.

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: no dividend yield; expected volatility of 30%, 30% and 49%; risk-free interest rate of 5.0%, 5.0% and 5.7%; and expected life of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net income (loss) per share had compensations costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 is as follows:



                                                                       Fiscal Year Ended
                                                    August 30, 2003      August 31, 2002    September 1, 2001
                                                    ---------------      ---------------    -----------------

Net income (loss), as reported                       $  (705,395)         $    289,622        $     46,121
                                                       ==========           ==========         ===========

Deduct: Total stock based employee
  compensation determined under fair
  value based method for awards granted,
  modified, or settled, net of related tax
  effects                                                   3,649                  974              11,666
                                                         --------            ---------          ----------

   Pro forma net income (loss)                         $ (709,044)        $    288,648        $     34,455
                                                        =========           ==========         ===========



                                                                       Fiscal Year Ended
                                                    August 30, 2003      August 31, 2002    September 1, 2001
                                                    ---------------      ---------------    -----------------
Basic earnings (loss) per share:
     As reported                                     $     (.15)          $        .06        $        .01
                                                       =========            ==========         ===========
     Pro forma                                       $     (.15)          $        .06        $        .01
                                                       =========            ==========         ===========

Diluted earnings (loss) per share:
     As reported                                     $     (.15)          $        .06        $        .01
                                                       =========            ==========         ===========
     Pro forma                                       $     (.15)          $        .06        $        .01
                                                       =========            ==========         ===========

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amends, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, which did not have an impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue No. 94-3"). The principal difference between this Statement and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of this statement, which did not have an impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the liability be recorded in the guarantor's balance sheet upon the issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN 45, which did not have an impact on the Company's financial position.

In December 2002, the FASB Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The original effective date was for periods beginning after June 15, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("Issue No. 00-21") which requires the revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of Issue No. 00-21.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities, " ("SFAS No. 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The exception to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, and should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Adoption of SFAS No. 149 had no impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 150.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                    Useful           August 30,          August 31,
                                                    Lives               2003                2002
                                                    -----               ----                ----
Furniture and fixtures                            5-10 years          $ 10,475,244       $  9,697,500
Leasehold improvements                              10 years             4,191,770          3,889,181
Transportation equipment                           3-7 years               585,406            573,132
Data processing equipment                            5 years             4,589,443          4,371,559
                                                                       -----------        -----------

                                                                        19,841,863         18,531,372

Less accumulated depreciation and
  amortization                                                          15,262,309         14,280,487
                                                                       -----------        -----------

                                                                      $  4,579,554       $  4,250,885
                                                                      ============       ============

NOTE 3. NOTE PAYABLE - BANK

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and currently consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. There were no direct borrowings outstanding under the line of credit at both August 30, 2003 and August 31, 2002 and the unused line of credit for direct borrowings and the issuance of letters of credit at August 30, 2003 was $9,851,737. The facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants which require a minimum defined working capital and tangible net worth, a maximum ratio of debt to tangible net worth and set limits on the payment of dividends. As of August 31, 2003, the Company was in compliance with such covenants. Borrowings under the line of credit bear interest payable quarterly at the bank's prime rate (4.00% and 4.75% at August 30, 2003 and August 31, 2002, respectively).

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases
The Company leases its facilities in accordance with operating leases, having initial terms of more than one year, which expire in various years through 2013. Substantially all of the leases contain renewal options. In addition, certain leases require that the Company pay its pro rata share of utilities, taxes, insurance and maintenance. Rent expense for 2003, 2002 and 2001 amounted to $9,816,614, $8,789,191 and $8,175,209, respectively, and includes contingent rentals (computed on a percentage of sales, as defined in the leases) of $36,521, $40,211 and $28,050, respectively.

Expenses relating to leases with step rent provisions and other lease concessions are accounted for on a straight-line basis over the minimum lease term. Capital improvement funding received from landlords is accounted for as a reduction of capital expenditures in the year such funding is received.

Future minimum annual rental commitments under non-cancelable operating leases are as follows:

  Fiscal Year Ended
                               2004                   $       9,761,239
                               2005                           9,205,138
                               2006                           7,818,207
                               2007                           6,409,210
                               2008                           5,116,264
                            Thereafter                       10,024,058
                                                         --------------
                                                      $      48,334,116
                                                         ==============
                                      F-12

Letters of Credit
In addition, at August 30, 2003 the Company has outstanding letters of credit for the purchase of merchandise inventories of approximately $148,263.

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


                                                                Fiscal Year Ended
                                                   August 30,       August 31,     September 1,
                                                      2003             2002            2001
                                                      ----             ----            ----
  Numerator for basic and diluted earnings per share:

     Net income (loss)                              $ (705,395)      $  289,622      $   46,121
                                                     ==========       =========       =========

  Denominator:
     Denominator for basic earnings per
     share-weighted average shares outstanding       4,797,983        4,799,183       4,801,583

     Effect of dilutive securities:
     Employee stock options                                  -           26,936           5,427
                                                     ---------        ---------       ---------

     Denominator for diluted earnings
     per share-adjusted weighted
     average shares and assumed
     conversions                                     4,797,983        4,826,119       4,807,010
                                                     =========        =========       =========

  Earnings (loss) per share:
     Basic                                           $   (.15)        $     .06       $     .01
                                                      ========         ========        ========
     Diluted                                         $   (.15)        $     .06       $     .01
                                                      ========         ========        ========

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 168,700 in 2003, 2,250 in 2002 and 17,750 in 2001.

NOTE 6. STOCKHOLDERS' EQUITY

Each share of common stock is entitled to one vote.

On January 23, 2003, the stockholders of the Company approved the Company's 2002 Stock Option Plan (the "2002 Plan"). A copy of the 2002 Plan is set forth in the Proxy Statement filed by the Company with the Securities and Exchange Commission on December 30, 2002. The Company's prior stock option plan expired by its terms. A total of 750,000 shares of Common Stock have been reserved for issuance under the 2002 Plan. Such options may be incentive stock options ("ISO") or nonqualified options. The purpose of the 2002 Plan is to promote the long-term interests of the Company and its stockholders by providing the Company with a means to attract, employ, motivate
                                      F-13
and retain experienced employees, officers, directors and consultants. The term of an option will not exceed ten years and options are exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. 109,700 options have been granted pursuant to the 2002 Plan as of the period ending August 30, 2003.

In April 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan") covering employees and non-employee directors. The 1991 Plan permitted options to purchase a total of 450,000 shares of common stock, of which 435,600 shares were reserved by the Company as of April 18, 2001. Such options may be incentive stock options ("ISO") or nonqualified options. The term of an option will not exceed ten years and an option is exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. The options granted are generally exercisable 40% after two years and 20% per year thereafter. The Plan expired on April 18, 2001.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and complies with the disclosure provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. There has been no compensation expense recognized during 2003, 2002 and 2001 as all options have been issued with exercise prices equal to the underlying stock's market price.

A summary of activity in the 2002 and 1991 Stock Option Plans for fiscal 2003, fiscal 2002 and fiscal 2001 is as follows:


                                               Number of          Exercise Price      Weighted-Average
                                                 Shares              Per Share         Exercise Price
                                                 ------              ---------         --------------
Outstanding, September 2, 2000                    332,300          $1.860-$12.375            $3.51
Granted                                                 0
Forfeited or Expired                             (250,550)          $2.340-$6.250            $3.88
                                                 --------

Outstanding, September 1, 2001                     81,750          $1.860-$12.375            $2.77
Granted                                                 0
Forfeited or Expired                               (3,500)         $2.340-$12.375            $6.64
                                                 --------

Outstanding, August 31, 2002                       78,250          $1.860-$12.375            $3.49
Granted                                           109,700           $3.006-$3.650            $3.07
Forfeited or Expired                              (19,250)         $2.340-$12.375            $6.56
                                                 ---------
Outstanding, August 30, 2003                      168,700           $1.860-$3.650            $2.86
                                                 ========

Exercisable, September 1, 2001                     63,250           $2.02-$12.375            $2.94
Exercisable, August 31, 2002                       73,950           $2.02-$12.375            $2.64
Exercisable, August 30, 2003                       56,400            $1.86-$3.375            $2.51

Information with respect to stock options under the 2002 and 1991 Stock Option Plans are as follows:

                   At August 30, 2003                      At August 30, 2003
               Stock Options Outstanding               Stock Options Exercisable
               -------------------------               -------------------------
                                Weighted     Weighted                 Weighted
                                Average       Average                 Average
    Range of        Number     Remaining     Exercise     Number      Exercise
 Exercise Price   Of Shares    Life (Yrs.)    Price     of Shares       Price
 --------------   ---------    -----------    -----     ---------       -----
  $1.86-$2.375        45,000      3.13         $2.26       42,400      $2.29
   $3.00-$3.65       123,700      8.72         $3.08       14,000      $3.03
                     -------      ----         -----       ------      -----

                     168,700      7.35         $2.86       56,400      $2.51


The weighted-average remaining contractual life of stock options outstanding at August 30, 2003 is 7.4 years and at August 31, 2002 is 4.4 years. The majority of options as of August 30, 2003 have an exercise price from $1.86 to $3.65.

During fiscal 2002 the Company recorded the final amortization of restricted stock awards.

On May 21, 1999 the Company's Board of Directors approved a discretionary program whereby the Company is authorized to purchase up to 200,000 shares of its outstanding common stock. No treasury shares were purchased by the Company for the fiscal 2001 through 2003 periods and as of August 30, 2003, August 31, 2002 and September 1, 2001, 26,880 shares are held in treasury.

NOTE 7. INCOME TAXES

The components of income tax expense relating to income consists of the following:
                                         Fiscal Year Ended
                    August 30, 2003       August 31, 2002      September 1, 2001
                    ---------------       ---------------      -----------------

  Federal:
  Current               $  (343,700)          $   157,800           $   121,300
  Deferred                  (90,200)                4,400               (89,500)

  State:
  Current                   103,000                73,700                65,400
                         ----------            ----------            ----------

                        $  (330,900)          $   235,900           $    97,200
                         ===========           ==========            ==========

The deferred income tax (expense) benefit arises from the following temporary differences.

                                                               Fiscal Year Ended
                                           August 30, 2003      August 31, 2002     September 1, 2001
                                           ---------------      ---------------     -----------------

  Uniform inventory capitalization             $   128,300          $     2,200           $     1,600
  Depreciation                                    (101,400)              12,200                48,200
  Straight-line of leases                           63,300               48,900                38,000
  Amortization of incentive stock
  awards                                                 -              (67,700)                1,700
                                                 ---------            ----------            ---------

                                               $    90,200          $    (4,400)          $    89,500
                                                ==========           ===========           ==========

The effective tax rate differs from the Federal statutory rate as follows:

                                                               Fiscal Year Ended
                                           August 30, 2003      August 31, 2002     September 1, 2001
                                           ---------------      ---------------     -----------------

  Statutory tax rate                                 34.0%                34.0%                 34.0%
  State and local income taxes,
    net of federal income tax benefit                (6.6)                 9.3                  30.1
  Effect of permanent differences and
    other                                             4.5                  1.6                   3.7
                                                    -----                -----                 -----

  Effective tax rate                                 31.9%                44.9%                 67.8%
                                                    =====                =====                 =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's state deferred tax asset has been reduced by a valuation allowance based on current evidence indicating that it is not more likely than not that the future benefits of these temporary differences will be realized. The Company has approximately $12,471,600 of aggregate net operating losses in multiple entities and multiple states which expire on various dates from 2004 to 2018. Certain states in which the Company has state net operating losses have temporarily suspended the use of net operating losses going forward, or the ability to carry back losses.

The tax effect of significant items comprising the Company's deferred income tax assets are as follows:

                                                                    Fiscal Year Ended
                                                          August 30, 2003      August 31, 2002
                                                          ---------------      ---------------
  Current deferred income tax assets:
  Uniform inventory capitalization                            $   918,146          $   789,846
                                                               ----------           ----------

  Non-current deferred income tax assets:
  Straight-line of leases                                         312,873              249,573
  Difference between book and tax depreciation
  methods                                                         146,129              247,529
  Net operating losses for State purposes                         913,847              721,597
  Valuation allowance                                            (913,847)            (721,597)
                                                                ----------           ---------
                                                                  459,002              497,102
                                                                ---------            ---------

  Total deferred income tax asset                             $ 1,377,148          $ 1,286,948
                                                               ==========            =========

The Internal Revenue Service is currently examining the Company's fiscal year ended September 1, 2001 consolidated tax return and has thus far not advised the Company of its findings.

NOTE 8. EMPLOYEE BENEFIT PLAN

The Company has a voluntary 401(k) savings plan. All non-union employees of the Company are eligible to participate on or after reaching age 21 and completing one year of eligible service. The Company did not make any contributions to the 401(k) plan for 2003, 2002 and 2001.

NOTE 9. ACRRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table sets forth selected accrued expenses and other current liabilities consisting of the following:

                                                   Fiscal Year Ended
                                                   -----------------
                                         August 30, 2003      August 31, 2002
                                         ---------------      ---------------

Straight line rent                            $   882,471         $   696,404
Other accrued expenses and current
liabilities                                     3,432,457           2,256,812
                                               ----------          ----------

                                              $ 4,314,928         $ 2,953,216
                                               ==========          ==========

NOTE 10. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of selected quarterly financial data (in thousands of dollars, except per share amounts):


                                                                  Fiscal Quarter Ended
                                                                  --------------------
                                            November 30,       March 1,          May 31,        August 30,
2003                                            2002             2003             2003            2003(a)
----                                            ----             ----             ----            ----
                                           (Reclassified)     (Restated)

Net sales                                      $  33,357        $  30,672        $  27,920        $  23,598
Gross profit                                      11,611           10,057            9,187            7,760
Net income (loss)                                    511               91             (251)          (1,056)

Earnings (loss) per common share:
 Basic                                               .11              .02            (.05)            (.22)
 Diluted                                             .11              .02            (.05)            (.22)

                                                                  Fiscal Quarter Ended
                                                                  --------------------
                                             December 1,       March 2,          June 1,        August 31,
2002                                            2001             2002             2002            2002(a)
----                                            ----             ----             ----            ----
                                           (Reclassified)   (Reclassified)   (Reclassified)   (Reclassified)

Net sales                                      $  32,552        $  28,931        $  25,523        $  23,667
Gross profit                                      11,913            9,255            8,936            7,501
Net income (loss)                                  1,390              129               90           (1,320)

Earnings (loss) per common share:
 Basic                                               .29              .03              .02            (.27)
 Diluted                                             .29              .03              .02            (.27)

The sum of the four quarters may not equal the full year computation due to rounding. Reclassified - See Note 1. " Cost of Merchandise Sold, Occupancy and Distribution Costs".

(a) Included in gross profit for the fourth fiscal quarter ended August 30, 2003 and August 31, 2002 is a credit of approximately $898,000 and a charge of approximately $412,000, respectively, based on the Company's actual shrinkage results - See Note 1. "Merchandise Inventories".

During the year, the Company restated the March 1, 2003 quarterly financial statements to correct the Company's understatement of its merchandise inventory as a result of the modification of agreements between the Company and certain suppliers (See Note 1). The following table reflects the effects of this restatement.


                                                  Three Months Ended                 Six Months Ended
                                                  ------------------                 ----------------
                                            March 1, 2003    March 1, 2003    March 1, 2003    March 1, 2003
                                            -------------    -------------    -------------    -------------
                                                              (Previously                       (Previously
                                             (Restated)        Reported)       (Restated)        Reported)
Inventory                                                                        $  28,525        $  27,455
Deferred income                                                                        931                -
Income taxes payable                                                                   196              133
Retained earnings                                                                   18,393           18,317
Cost of merchandise sold, occupancy
  and distribution costs                       $  19,782        $  19,921           40,692           40,831
Gross profit                                      10,890           10,751           23,337           23,198
Income from operations                               160               21            1,094              955
Provision for income taxes                            75               12              493              430
Net income                                            91               15              602              526

Earnings per common share:
  Basic                                              .02                -              .13              .11
  Diluted                                            .02                -              .13              .11

                                 RAG SHOPS, INC.

                                INDEX TO EXHIBITS


 Exhibit                                                        Sequentially
 NUMBER   DESCRIPTION OF EXHIBIT                                NUMBERED PAGES

 3.1      Certificate of Incorporation of the Company                      *

 3.2      By-Laws of the Company                                           *

 10.1     Promissory Note (Revolving) with Commercial Lending              *
          Institution

 10.2     1991 Stock Option Plan                                           *

 10.3     1999 Incentive Stock Award Plan                                 **

 10.4     Change in Registrants Certifying Accountant                     **

 10.5     2002 Stock Option Plan                                          ***

 21.1     List of subsidiaries of the Company                             E-2

 23.1     Consent of Grant Thornton LLP                                   E-4

 24.1     Power of Attorney to sign Form 10-K                            ****

 99.1     Certification                                                   E-5

 99.2     Certification                                                   E-6


--------------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.
** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.
***  Incorporated by reference to the Company's Proxy
     Statement on Form DEF 14-A filed on December 30, 2002.
**** Set forth on page 17.

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

                                  EXHIBIT 23.1

                                 RAG SHOPS, INC.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated November 13, 2003, accompanying the consolidated financial statements included in the Annual Report of Rag Shops, Inc. and Subsidiaries on Form 10-K as of August 30, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statement of Rag Shops, Inc. and Subsidiaries on Form S-8 (File No. 333-86489, effective September 3, 1999).

Grant Thornton  LLP
Edison, New Jersey
November 13, 2003

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18.U.S.C.ss.1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (the "Report").

        The undersigned hereby certifies that:

        - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 21st day of November, 2003.


                                               /s/ Stanley Berenzweig
                                               ----------------------
                                               Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18.U.S.C. ss.1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (the "Report").

        The undersigned hereby certifies that:

        - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 21st day of November, 2003.


                                            /s/ Steven B. Barnett
                                            ---------------------
                                            Acting Chief Financial Officer