Form 10-Q
period 2003-11-29
RAG SHOPS INC
filed 2004-01-20
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended November 29, 2003

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

                  Yes____                                           No__X__
                                                                        -

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                        OUTSTANDING AT DECEMBER 31, 2003
   Common stock, par value $.01                         4,797,983

                   RAG SHOPS, INC. AND SUBSIDIARIES

                                 INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

        Condensed consolidated balance sheets - November 29,
           2003 (unaudited), November 30, 2002 (unaudited and restated)
           and August 30, 2003 (restated)                                     3

        Condensed consolidated statements of income - three
           months ended November 29, 2003 (unaudited) and
           November 30, 2002 (unaudited)                                      4

        Condensed consolidated statements of cash flows -
           three months ended November 29, 2003 (unaudited) and
           November 30, 2002 (unaudited)                                      5

        Notes to condensed consolidated financial statements               6-11

    Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             12-17

    Item 3.Quantitative and Qualitative Disclosures About Market Risk        17

    Item 4.Controls and Procedures                                           17

Part II - OTHER INFORMATION

    Items 1. - 5.                                                            18

    Item   6.  Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                                   18

CERTIFICATIONS                                                            19-20

EXHIBITS
    99.1  Certification
    99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                                 November 29,     November 30,     August 30,
                                                                     2003             2002            2003
                                                                     ----             ----            ----
                                                                  (Unaudited)     (Unaudited)       (Note A)
                                                                                   (Restated)      (Restated)

                            ASSETS
  CURRENT ASSETS:
  Cash                                                              $   2,473        $   2,433       $     835
  Investment in common stock                                              323              283             307
  Merchandise inventories                                              30,188           29,812          31,995
  Prepaid expenses                                                      1,091              655           1,490
  Other current assets                                                    633              705             431
  Deferred income taxes                                                   918              790             918
                                                                      -------          -------         -------

                     Total current assets                              35,626           34,678          35,976

Property and equipment, net                                             4,561            4,282           4,580
Deferred income taxes - long term                                         318              370             324
Other assets                                                               32               41              29
                                                                      -------          -------         -------

TOTAL ASSETS                                                        $  40,537        $  39,371       $  40,909
                                                                      =======          =======         =======

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank borrowings                                        $     175        $       -       $       -
  Accounts payable-trade                                               10,859            9,854          11,432
  Accrued expenses and other current liabilities                        4,580            3,774           4,315
  Accrued salaries and wages                                              785            1,066           1,103
  Deferred income                                                         407                -             582
                                                                      -------          -------         -------

                  Total current liabilities                            16,806           14,694          17,432


STOCKHOLDERS' EQUITY:
  Common stock                                                             48               48              48
  Additional paid-in capital                                            6,235            6,235           6,235
  Retained earnings                                                    17,430           18,402          17,186
  Unrealized gain on investment in common stock, net of tax                82               56              72
  Treasury stock, at cost, 26,880 shares                                  (64)             (64)            (64)
                                                                      --------         --------        --------

                  Total stockholders' equity                           23,731           24,677          23,477
                                                                      -------          -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  40,537        $  39,371       $  40,909
                                                                      =======          =======         =======



Note A: Derived from the August 30, 2003 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                               Three Months Ended
                                                         November 29,      November 30,
                                                            2003               2002
                                                            ----               ----

Net sales                                                   $ 33,814           $ 33,357
Cost of merchandise sold, occupancy and
   distribution costs                                         22,310             21,686
                                                              ------             ------

Gross profit                                                  11,504             11,671

Selling, general and administrative expenses                  11,080             10,737
                                                              ------             ------

Income from operations                                           424                934
Interest expense, net                                            (25)                (5)
                                                              -------            -------

Income before provision for income taxes                         399                929
Provision for income taxes                                       155                418
                                                              ------             ------


Net income                                                  $    244           $    511
                                                              ======             ======

EARNINGS PER COMMON SHARE:

Basic and diluted                                           $    .05           $    .11
                                                              ======             ======

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:

Basic                                                      4,797,983          4,797,983
                                                           =========          =========

Diluted                                                    4,837,942          4,835,603
                                                           =========          =========

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                       Three Months Ended
                                                            November 29, 2003     November 30, 2002
                                                            -----------------     -----------------
Cash flows from operating activities:
   Net income                                                    $     244             $     511
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of deferred income                                  (175)                    -
     Depreciation and amortization                                     359                   332
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                         1,807                   515
     Prepaid expenses                                                  399                   594
     Other current assets                                             (202)                 (251)
     Other assets                                                       (3)                    2
    Increase (decrease) in:
     Accounts payable-trade                                           (573)                 (454)
     Accrued expenses and other current liabilities                    265                   820
     Accrued salaries and wages                                       (318)                 (232)
                                                                   -------               -------

   Net cash provided by operating activities                         1,803                 1,837
                                                                   -------               -------

 Cash flows from investing activities:
   Proceeds form sale of property and equipment                          3                     -
   Payments for purchases of property and equipment                   (343)                 (363)
                                                                   -------               -------

   Net cash used in investing activities                              (340)                 (363)
                                                                   --------              -------

Cash flows from financing activities
    Proceeds from issuance of note payable - bank                   10,320                 6,750
    Repayments of note payable - bank                              (10,145)               (6,750)
                                                                   --------              -------

   Net cash provided by financing activities                           175                     -
                                                                   -------               -------

 Net increase in cash                                                1,638                 1,474
 Cash, beginning of period                                             835                   959
                                                                   -------               -------

 Cash, end of period                                             $   2,473             $   2,433
                                                                   =======               =======

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:

   Interest                                                      $      25             $       5
                                                                   =======               =======

   Income taxes                                                  $       8             $       2
                                                                   =======               =======

See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED NOVEMBER 29, 2003 AND NOVEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three months ended November 29, 2003 are not necessarily indicative of results for other quarters or the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended August 30, 2003 filed with the Securities and Exchange Commission in November 2003.

As noted in Recent Developments, the Company has restated its financial statements for fiscal years 2003 and 2002 and the applicable interim periods.

Accounting Policies

Refer to the financial statements and notes included in the Company's Annual Report on Form 10-K for the complete disclosure of the Company's accounting policies. Certain policies are as follows:

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

Cooperative advertising payments received from vendors have been reclassified to cost of merchandise sold as of the beginning of the quarter ended March 1, 2003. These payments were previously offset against advertising expenses. The amounts included in cost of merchandise sold related to cooperative advertising payments received was $372,000 and $338,000 for the three months ended November 29, 2003 and November 30, 2002, respectively. All comparative periods have been restated.

Advertising costs are expensed as incurred and are included in store expenses as part of selling, general and administrative expenses which amounted to $2,493,000 and $2,268,000 for the three months ended November 29, 2003 and November 30, 2002, respectively.

Recent Developments

In December 2003, the Company received a check from Principal Financial Group, Inc. ("Principal") reflecting dividends payable in connection with common stock of Principal. Receipt of the dividend check prompted a Company inquiry which revealed that, due to its ownership of certain life insurance policies issued by Principal Life Insurance Company, a subsidiary of Principal, and maintained by the Company for certain key executive officers, the Company had received 9,766 shares of Principal's common stock (the "Shares") in December 2001 as consideration inthe demutualization of Principal's predecessor. The effective date of the demutualization was in October 2001 and the Shares were issued in December 2001 to one of the Company's subsidiaries, the owner of the life insurance policies, in book-entry form as uncertificated shares and maintained in an account with Mellon Investor Services established by Principal in connection with its demutualization transaction. The Company had not previously recognized or recorded the Shares issued pursuant to such event.

The Company has determined it will restate prior financial statements to properly reflect the transaction in the first quarter of fiscal 2002. In its restated financial statements, the Company has recorded the then fair market value ($180,671) of the Shares as part of operating income as of October 2001, in accordance with Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of a Mutual Insurance Company". The Company has classified its holding in the Shares as "available-for-sale" pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Investments", whereby the investment will be carried at fair market value and subsequent changes in the market value of the investment will be reflected as an unrealized gain or loss in the stockholders' equity section of the balance sheets, net of deferred income taxes. A Schedule of Other Comprehensive Income will be presented for all periods pursuant to Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains or losses net of income taxes arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's available-for-sale security, net of taxes.

The fair market value of the Shares as of the close of business on November 29, 2003 was $323,352. Amendments to previous reports of the Company filed with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended, will be filed expeditiously and will include restatement of the financial statements therein, respectively, summarized as follows:


                   Current                                                                          Earnings
                   assets                   Stockholders' Equity                                    per share
                   ------        Deferred   --------------------                 Provision          ---------   Total
                   Investment    income     Unrealized              Gain from    for       Net      Basic       compre-
                   in common     taxes-     gain, net    Retained   demutual-    income    income   and         hensive
                   stock         long term  of taxes     earnings   ization      taxes     (loss)   Diluted     income
                   -----          ---------  --------     --------   -------      -----    ------   -------     ------
                                         (Amounts in thousands except earnings per share)
Quarterly Period Ended December 1, 2001
Reported          $       -     $  436     $      -    $18,892     $      -     $  888    $1,390   $  0.29     $ 1,390
Restated                224        336           24     18,992          181        969     1,490      0.31       1,514

Quarterly Period Ended March 2, 2002
Reported                  -        436            -     19,021                               129                   129
Restated                242        328           34     19,121                               129                   139

Quarterly Period Ended June 1, 2002
Reported                  -        436            -     19,111                                90                    90
Restated                297        303           64     19,211                                90                   120

Fiscal Year Ended August 31, 2002
Reported                  -        497            -     17,791            -        236       290      0.06         290
Restated                286        369           58     17,891          181        317       390      0.08         448

Quarterly Period Ended November 30, 2002
Reported                  -        497            -     18,302                               511                   511
Restated                283        370           56     18,402                               511                   509


                   Current                                                                           Earnings
                   assets                   Stockholders' Equity                                     per share
                   ------        Deferred   --------------------                Provision            ---------   Total
                  Investment     income     Unrealized              Gain from   for         Net      Basic       compre-
                  in common      taxes-     gain, net    Retained   demutual-   income      income   and         hensive
                  stock          long term  of taxes     earnings   ization     taxes       (loss)   Diluted     income
                  -----          ---------  --------     --------   -------     -----       ------   -------     ------
                                         (Amounts in thousands except earnings per share)
Quarterly Period Ended March 1, 2003
Reported          $       -     $  497     $      -    $ 18,393                           $   91               $    91
Restated                269        374           46      18,493                               91                    81

Quarterly Period Ended May 31, 2003
Reported                  -        497            -      18,141                             (251)                 (251)
Restated                310        361           74      18,241                             (251)                 (223)

Fiscal Year Ended August 30, 2003
Reported                  -        459            -      17,086                             (705)                 (705)
Restated                307        324           72      17,186                             (705)                 (691)

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("Issue No. 00-21") which requires that revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provision of this statement, which did not have an impact in its consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provision of this statement, which did not have an impact in its consolidated financial position or results of operations.

Stock-Based Compensation

The Company has a stock based compensation plan which is described more fully in
Note 5. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. There has been no compensation expense recognized during the three months ended November 29, 2003 and November 30, 2002 as all options have been issued with exercise prices equal to the underlying stock's market price and there were no options granted during these periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation":

                                                    Three Months Ended
                                              November 29,      November 30,
                                                  2003              2002
                                                  ----              ----

  Net income as reported                       $   244,000       $    511,000
                                                 =========         ==========

  Deduct: Total stock based employee
    compensation determined under fair
    value based method for options granted,
    modified, or settled, net of related tax
    effects                                          9,000                  -
                                                 ---------         ----------

    Pro forma net income                       $   235,000       $    511,000
                                                 =========         ==========

  Earnings per share
    Basic - as reported                        $       .05       $        .11
                                                 =========         ==========
    Basic - pro forma                          $       .05       $        .11
                                                 =========         ==========

    Diluted - as reported                      $       .05       $        .11
                                                 =========         ==========
    Diluted - pro forma                        $       .05       $        .11
                                                 =========         ==========

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                              November 29,         November 30,
                                                  2003                 2002
                                                  ----                 ----
  Numerator for basic and diluted earnings per share:

  Net income                                $     244,000        $     511,000
                                              ===========          ===========

  Denominator:
     Denominator for basic earnings per
       share-weighted average shares            4,797,983            4,797,983

     Effect of dilutive securities:
       Employee stock options                      39,959               37,620
                                              -----------          -----------

     Denominator for diluted earnings per
       share-adjusted weighted average
       shares and assumed conversions           4,837,942            4,835,603
                                              ===========          ===========

  Basic earnings per share                  $         .05        $         .11
                                              ===========          ===========

  Diluted earnings per share                $         .05        $         .11
                                              ===========          ===========

There were no anti-dilutive stock options for the three months ended November 29, 2003 and November 30, 2002. Therefore, no stock options or other common stock equivalents were excluded from the above calculation.

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

NOTE 4 - USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes to financial statements. Estimates have been made by management in several areas, including but not limited to the reserve for inventory shrinkage, and the provision for income taxes and deferred income taxes. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

NOTE 5 - STOCK OPTION PLAN

On January 23, 2003, the stockholders of the Company approved the Company's 2002 Stock Option Plan (the "2002 Plan"). A copy of the 2002 Plan is set forth in the Proxy Statement filed by the Company with the Securities and Exchange Commission on December 30, 2002. The Company's prior stock option plan expired by its terms. As of November 29, 2003 an aggregate of 59,000 options remain outstanding under the prior plan. A total of 750,000 shares of Common Stock have been reserved for issuance under the 2002 Plan. As of November 29, 2003, 109,700 options have been granted and 20,000 options were forfeited pursuant to the 2002 Plan.

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table sets forth selected accrued expenses and other current liabilities consisting of the following:

                                                                                 As of:
                                                     November 29, 2003     November 30, 2002      August 30, 2003
                                                     -----------------     -----------------      ---------------
                                                                         (Amounts in thousands)

Straight line rent                                      $     918             $     732            $     882
Other accrued expenses and current liabilities              3,662                 3,042                3,433
                                                          -------               -------             --------
                                                        $   4,580             $   3,774            $   4,315
                                                         ========              ========             ========


NOTE 7- SCHEDULE OF COMPREHENSIVE INCOME

The Schedule of Comprehensive Income is as follows:


                                                                     Three Months Ended
                                                          November 29, 2003      November 30, 2002
                                                          -----------------      -----------------
                                                                    (Amounts in thousands)

Net income                                                  $         244          $         511

Other comprehensive income, net of taxes:
   Unrealized gain on investment in common stock                       10                     (2)
                                                              -----------            -----------

Comprehensive income                                        $         254          $         509
                                                              ===========            ===========

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the craft and fabric retail industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in the Company's filings with the Securities and Exchange Commission). Our actual results could materially differ from those discussed in these forward-looking statements.

Recent Developments

In December 2003, the Company received a check from Principal Financial Group, Inc. ("Principal") reflecting dividends payable in connection with common stock of Principal. Receipt of the dividend check prompted a Company inquiry which revealed that, due to its ownership of certain life insurance policies issued by Principal Life Insurance Company, a subsidiary of Principal, and maintained by the Company for certain key executive officers, the Company had received 9,766 shares of Principal's common stock (the "Shares") in December 2001 as consideration in the demutualization of Principal's predecessor. The effective date of the demutualization was in October 2001 and the Shares were issued in December 2001 to one of the Company's subsidiaries, the owner of the life insurance policies, in book-entry form as uncertificated shares and maintained in an account with Mellon Investor Services established by Principal in connection with its demutualization transaction. The Company had not previously recognized or recorded the Shares issued pursuant to such event.

The Company has determined it will restate prior financial statements to properly reflect the transaction in the first quarter of fiscal 2002. In its restated financial statements, the Company has recorded the then fair market value ($180,671) of the Shares as part of operating income as of October 2001, in accordance with Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of a Mutual Insurance Company". The Company has classified its holding in the Shares as "available-for-sale" pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Investments", whereby the investment will be carried at fair market value and subsequent changes in the market value of the investment will be reflected as an unrealized gain or loss in the stockholders' equity section of the balance sheets, net of deferred income taxes. A Schedule of Other Comprehensive Income will be presented for all periods pursuant to Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains or losses, net of income taxes arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's available-for-sale security, net of taxes.

The fair market value of the Shares as of the close of business on November 29, 2003 was $323,352. Amendments to previous reports of the Company filed with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended, will be filed expeditiously and will include restatement of the financial statements therein, respectively, summarized as follows:



                  Current                                                                            Earnings
                  assets                    Stockholders' Equity                                     per share
                  ------         Deferred   --------------------                 Provision           ---------   Total
                  Investment     income     Unrealized              Gain from    for        Net      Basic       compre-
                  in common      taxes-     gain, net    Retained   demutual-    income     income   and         hensive
                  stock          long term  of taxes     earnings   ization      taxes      (loss)   Diluted     income
                  -----          ---------  --------     --------   -------      -----      ------   -------     ------
                                          (Amounts in thousands except earnings per share)
Quarterly Period Ended December 1, 2001
Reported          $       -    $  436     $      -    $18,892     $      -     $  888    $1,390   $  0.29     $ 1,390
Restated                224       336           24     18,992          181        969     1,490      0.31       1,514

Quarterly Period Ended March 2, 2002
Reported                  -       436            -      19,021                              129                  129
Restated                242       328           34      19,121                              129                  139

Quarterly Period Ended June 1, 2002
Reported                  -       436            -      19,111                               90                   90
Restated                297       303           64      19,211                               90                  120

Fiscal Year Ended August 31, 2002
Reported                  -       497            -      17,791           -        236        290     0.06        290
Restated                286       369           58      17,891         181        317        390     0.08        448

Quarterly Period Ended November 30, 2002
Reported                  -       497            -      18,302                               511                 511
Restated                283       370           56      18,402                               511                 509

Quarterly Period Ended March 1, 2003
Reported                  -       497            -      18,393                                91                  91
Restated                269       374           46      18,493                                91                  81

Quarterly Period Ended May 31, 2003
Reported                  -       497            -      18,141                              (251)               (251)
Restated                310       361           74      18,241                              (251)               (223)

Fiscal Year Ended August 30, 2003
Reported                  -       459            -      17,086                              (705)               (705)
Restated                307       324           72      17,186                              (705)               (691)

Results of Operations

The Company operated 69 and 68 stores, and leased retail square footage of 809,500 and 769,600 at the end of the first fiscal quarter of 2004 and 2003, respectively. The following table sets forth, as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                                        Three Months Ended
                                                        ------------------
                                                   November 29,    November 30,
                                                       2003            2002
                                                       ----            ----

  Net sales                                             100.0%          100.0%
  Cost of merchandise sold, occupancy
      costs and distribution costs                       66.0            65.0
                                                     --------        --------

  Gross profit                                           34.0            35.0
  Selling, general and administrative expenses           32.8            32.2
                                                     --------        --------

  Income from operations                                  1.2             2.8
                                                     --------        --------

  Net income                                              0.7%            1.5%
                                                     ========        ========

The Company's net sales increased $457,000 or 1.4% for the three months ended November 29, 2003 compared to the three months ended November 30, 2002. Net sales from larger new store openings, net of reductions from smaller closed stores contributed $1,037,000 in additional sales during the quarter while comparable store sales decreased $580,000 or 1.8% as compared to the prior comparable period. The Company's comparable store sales include stores commencing with their thirteenth consecutive entire fiscal month, including stores that were expanded but excluding stores that were relocated, if any. Management believes that the decrease in comparable store sales resulted from two factors. First, changes in the Company's advertising program, implemented in the fourth quarter of fiscal 2003 and continued during the current quarter, did not produce expected results. Commencing December 2003 we have reworked our advertising program. Second, the Company's fabric business experienced sales declines offsetting gains in the craft categories. We have initiated changes in our fabric marketing program in December 2003 to attempt to reverse this trend.

Gross profit decreased by 1.0% as a percentage of net sales for the current quarter compared to the prior comparable period primarily due to additional promotional markdowns related to changes in the Company's advertising program, as mentioned above, and secondarily due to an increase in occupancy expense because of additional square footage and rent costs for new larger stores as compared to smaller closed stores as well as contractual increases in rent for existing stores. These increases were partially offset by a reduction in the estimated provision for inventory shrinkage in the three months ended November 29, 2003 compared to the comparable prior period due to favorable results experienced during the physical inventory conducted in the fourth quarter of fiscal 2003 compared to the prior comparable period, and by the amortization of deferred income relating to the forgiveness of certain obligations for merchandise inventory through modification of certain agreements with suppliers, which amortization commenced in the second quarter of fiscal 2003.

Selling, general, and administrative expenses increased by $343,000 for the three months ended November 29, 2003 compared to the prior comparable period. Additional advertising and higher insurance costs were the primary causes of the increase. These increases were partially offset by a decrease in general and administrative payroll due to positions that were eliminated and a reduction in the provision for bonuses. Advertising expense increased due to additional circular frequency and distribution and due to the grand opening of a new store during the current quarter. Insurance costs rose as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth fiscal quarters last year. Selling, general, and administrative expenses as a percentage of net sales increased 0.6% for the three months ended November 29, 2003 compared to the comparable prior period principally due to the decrease in comparable store sales mentioned above.

The $20,000 increase in interest expense, net for the three months ended November 29, 2003 compared to the comparable period last year is due to higher average borrowing levels during the current quarter. See "Liquidity and Capital Resources".

Net income decreased $267,000 for the three months ended November 29, 2003 compared to the three months ended November 30, 2002 as a result of the decrease in gross margin and the increases in selling, general and administrative expenses, and interest expense, net.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the three months ended November 29, 2003, the Company relied on internally generated funds, credit made available by suppliers and short-term borrowings to finance inventories and new store openings.

The Company's working capital increased $276,000 for the three months ended November 29, 2003 as compared to the August 30, 2003 amount primarily because the Company retained its net income for this period.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. During December 2003, the credit facility was renewed for the year 2004. Borrowings under the line of credit bear interest at the bank's prime rate (4.00% at November 29, 2003). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $3,970,000 and $1,635,000 during the three month periods ended November 29, 2003 and November 30, 2002, respectively. There was $175,000 of direct borrowings outstanding under the line of credit at November 29, 2003, and no direct borrowings were outstanding at November 30, 2002. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the three months ended November 29, 2003 amounted to $1,803,000, and $343,000 was used for purchases of property and equipment and $175,000 was provided by bank borrowings. Net cash from operating activities resulted primarily from net income of $244,000, decreases in merchandise inventories of $1,807,000 and prepaid expenses of $399,000, and an increase in accrued expenses and other current liabilities of $210,000, partially offset by decreases in accounts payable-trade and accrued salaries and wages of $573,000 and $318,000, respectively. During the three months ended November 29, 2003, the Company opened one store, did not close or expand any stores and was operating sixty-nine stores at the end of the period. During the remainder of the fiscal year ending August 28, 2004, the Company anticipates opening one additional new store, relocating three stores and closing two stores. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $725,000 per store in fiscal 2003. These costs associated with the contemplated store openings in fiscal 2004 will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities arise in order to curtail the costs of opening stores. The Company believes that its cash at November 29, 2003, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

Critical Accounting Policies

Refer to the financial statements and notes included in the Company's Annual Report on Form 10-K for the complete disclosure of the Company's accounting policies. Certain policies are as follows:

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

Cooperative advertising payments received from vendors have been reclassified to cost of merchandise sold as of the beginning of the quarter ended March 1, 2003. These payments were previously offset against advertising expenses. The amounts included in cost of merchandise sold related to cooperative advertising payments received was $372,000 and $338,000 for the three months ended November 29, 2003 and November 30, 2002, respectively. All comparative periods have been restated.

Advertising costs are expensed as incurred and are included in store expenses as part of selling, general and administrative expenses which amounted to $2,493,000 and $2,268,000 for the three months ended November 29, 2003 and November 30, 2002, respectively.

Recent Accounting Standards

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("Issue No. 00-21") which requires that revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provision of this statement, which did not have an impact in its consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No.

150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provision of this statement, which did not have an impact in its consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that management evaluates carefully to minimize earnings volatility. At November 29, 2003 and November 30, 2002, and during each of the quarters then ended, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not have any foreign currency exposure. Loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (4.00% at November 29, 2003). There was $175,000 in loans outstanding under such line of credit at November 29, 2003 and there was no loan outstanding under the line of credit at November 30, 2002.

The following table details future projected payments for the Company's significant contractual obligations as of November 29, 2003:

                                                            Computer and
                                                          Other Technology
                                Operating Leases        Related Commitments            Total
    Nine Months Ending:
           2004                    $  7,320,929            $   334,418              $   7,655,347
    Fiscal Year Ending:
           2005                       9,205,138                 98,761                  9,303,899
           2006                       7,818,207                 55,061                  7,873,268
           2007                       6,409,210                  1,519                  6,410,729
           2008                       5,116,264                      0                  5,116,264
        Thereafter                   10,024,058                      0                 10,024,058
                                     ----------              ---------                -----------
                                   $ 45,893,806            $   489,759              $  46,383,565
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

                        RAG SHOPS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. - 5.  Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

  (a) Exhibits
      99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)
      99.2 Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RAG SHOPS, INC.



Date: January 20, 2004           /S/ Stanley Berenzweig
                                 ----------------------
                                 Stanley Berenzweig
                                 Chairman of the Board and
                                 Chief Executive Officer



Date: January 20, 2004           /S/ Steven B. Barnett
                                 ---------------------
                                 Steven B. Barnett
                                 Acting Principal Financial Officer and
                                 Acting Principal Accounting Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on January 20, 2004; and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                        TITLE(S)                      DATE

/S/ STANLEY BERENZWEIG           Principal Executive           January 20, 2004
----------------------           and Director
 Stanley Berenzweig

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on January 20, 2004; and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                   TITLE(S)                        DATE

/S/ Steven B. Barnett       Executive Vice President and    January 20, 2004
---------------------       Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss.1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (the "Report").

        The undersigned hereby certifies that:


        - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 20th day of January, 2004.


                                              /S/ Stanley Berenzweig
                                              ----------------------
                                              Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. ss.1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (the "Report").

        The undersigned hereby certifies that:

        - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 20th day of January, 2004.


                                              /S/ Steven B. Barnett
                                              ---------------------
                                              Executive Vice President and
                                              Acting Chief Financial Officer