Form 10-Q/A
period 2001-12-01
RAG SHOPS INC
filed 2004-01-28
CIK 874385

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended December 1, 2001.

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

The Company has determined it will restate prior financial statements to properly reflect the transaction in the first quarter of fiscal 2002. In its restated financial statements, the Company has recorded the then fair market value ($180,671) of the Shares as part of operating income as of October 2001, in accordance with Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of a Mutual Insurance Company". The Company has classified its holding in the Shares as "available-for-sale" pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Investments", whereby the investment will be carried at fair market value and subsequent changes in the market value of the investment will be reflected as an unrealized gain or loss in the stockholders' equity section of the balance sheets, net of deferred income taxes. Other Comprehensive Income will be presented for all periods pursuant to Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" either in the Consolidated Statements of Changes in Stockholders' Equity or Notes to Consolidated Financial Statements. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains or losses, net of income taxes arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's available-for-sale security, net of taxes.

The fair market value of the Shares as of the close of business on December 1, 2001 was $224,130. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended December 1, 2001, as originally filed on January 11, 2002, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed consolidated balance sheets - December 1, 2001
        (unaudited and restated), December 2, 2000 (unaudited)
        and September 1, 2001                                                  4

      Condensed consolidated statements of income - three months ended December 1, 2001 (unaudited and restated)
        and December 2, 2000 (unaudited)                                       5

      Condensed consolidated statements of cash flows - three
        months ended December 1, 2001 (unaudited and restated)
        and December 2, 2000 (unaudited)                                       6

      Notes to condensed consolidated financial statements                   7-9

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              10-12

Part II - OTHER INFORMATION

   Items 1. - 5.                                                              13

   Item  6.Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                    13

CERTIFICATIONS                                                             14-15

EXHIBITS

99.1  Certification
99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                         December 1,      December 1,     December 2,     September 1,
                                                             2001            2001             2000            2001
                                                             ----            ----             ----            ----
                                                          (Unaudited      (Unaudited      (Unaudited)       (Note A)
                                                        and Restated)   and Previously
                                                                           Reported)
                        ASSETS
CURRENT ASSETS:
  Cash                                                      $   6,320       $   6,320        $   6,314       $    953
  Investment in common stock                                      224               -                -              -
  Merchandise inventories                                      24,883          24,883           26,086         27,807
  Prepaid expenses                                                445             445              302          1,194
  Other current assets                                            447             447              222            154
  Deferred taxes                                                  855             855              852            855
                                                              -------         -------          -------         ------

                 Total current assets                          33,174          32,950           33,776         30,963

  Property and equipment, net                                   4,044           4,044            3,770          4,186
  Deferred income taxes                                           336             436              350            436
  Other assets                                                     49              49               63             49
                                                              -------         -------          -------         ------

TOTAL ASSETS                                                $  37,603       $  37,479        $  37,959       $ 35,634
                                                              =======         =======          =======         ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                                    $   7,902       $   7,902        $   8,395       $  8,348
  Accrued expenses and other current liabilities                3,244           3,244            2,914          2,680
  Accrued salaries and wages                                      768             768              704            720
  Income taxes payable                                            454             454              992            165
                                                              -------         -------          -------         ------

              Total current liabilities                        12,368          12,368           13,005         11,913


STOCKHOLDERS' EQUITY:
  Common stock                                                     48              48               48             48
  Additional paid-in capital                                    6,236           6,236            6,242          6,238
  Unamortized restricted stock awards                              (1)             (1)             (10)            (3)
  Retained earnings                                            18,992          18,892           18,738         17,502
  Unrealized gain on investment in common stock,
      net of tax                                                   24               -                -              -
  Treasury stock, at cost, 26,880 shares                          (64)            (64)             (64)           (64)
                                                              --------        --------         --------        -------

              Total stockholders' equity                       25,235          25,111           24,954         23,721
                                                              -------         -------          -------         ------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                      $  37,603       $  37,479        $  37,959       $ 35,634
                                                              =======         =======          =======         ======

Note A: Derived from the September 1, 2001 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                                        Three Months Ended
                                                                        ------------------
                                                         December 1,        December 1,        December 2,
                                                            2001               2001               2000
                                                            ----               ----               ----
                                                          (Restated)       (Previously
                                                                             Reported)


Net sales                                                   $ 32,552           $ 32,552           $ 30,048
Cost of merchandise sold and occupancy costs                  20,271             20,271             18,606
                                                              ------             ------             ------

Gross profit                                                  12,281             12,281             11,442
                                                              ------             ------             ------

Store expenses                                                 7,351              7,351              6,810
General and administrative expenses                            2,657              2,657              2,550
                                                              ------             ------             ------

Total operating expenses                                      10,008             10,008              9,360
                                                              ------             ------             ------

                                                               2,273              2,273              2,082
Gain from demutualization                                        181                  -                  -
                                                              ------             ------             ------

Income from operations                                         2,454              2,273              2,082
Interest income, net                                               5                  5                 19
                                                              ------             ------             ------

Income before provision for income taxes                       2,459              2,278              2,101
Provision for income taxes                                       969                888                819
                                                              ------             ------             ------


Net income                                                  $  1,490           $  1,390           $  1,282
                                                              ======             ======             ======

EARNINGS PER COMMON SHARE:

Basic and diluted                                           $    .31           $    .29           $    .27
                                                              ======             ======             ======

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                              Three Months Ended
                                                                              ------------------
                                                             December 1,         December 1,         December 2,
                                                                 2001                2001                2000
                                                                 ----                ----                ----
                                                              (Restated)        (Previously
                                                                                  Reported)

Cash flows from operating activities:
   Net income                                                   $   1,490           $   1,390           $   1,282
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                    326                 326                 347
     Amortization of restricted stock awards                            -                   -                   2
     Gain from demutualization                                       (181)                  -                   -
     Deferred income taxes                                             81                   -                   -
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                        2,924               2,924               1,719
     Prepaid expenses                                                 749                 749                 181
     Other current assets                                            (293)               (293)               (123)
     Other assets                                                       -                   -                   4
    Increase (decrease) in:
     Accounts payable-trade                                          (446)               (446)                632
     Accrued expenses and other current liabilities                   564                 564                 902
     Accrued salaries and wages                                        48                  48                (189)
     Income taxes payable                                             289                 289                 750
                                                                  -------             -------             -------

   Net cash provided by operating activities                        5,551               5,551               5,507
                                                                  -------             -------             -------

 Cash flows from investing activities:
   Payments for purchases of property and equipment                  (184)               (184)               (504)
                                                                  --------            --------            --------

   Net cash used in investing activities                             (184)               (184)               (504)
                                                                  --------            --------            --------

Cash flows from financing activities                                    -                   -                   -
                                                                  -------             -------             -------


 Net increase in cash                                               5,367               5,367               5,003
 Cash, beginning of period                                            953                 953               1,311
                                                                  -------             -------             -------

 Cash, end of period                                            $   6,320           $   6,320           $   6,314
                                                                  =======             =======             =======

 Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest                                                     $       -           $       -           $       -
                                                                  =======             =======             =======

   Income taxes                                                 $       6           $       6           $      58
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

The Company has determined it will restate prior financial statements to properly reflect the transaction in the first quarter of fiscal 2002. In its restated financial statements, the Company has recorded the then fair market value ($180,671) of the Shares as part of operating income as of October 2001, in accordance with Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of a Mutual Insurance Company". The Company has classified its holding in the Shares as "available-for-sale" pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Investments", whereby the investment will be carried at fair market value and subsequent changes in the market value of the investment will be reflected as an unrealized gain or loss in the stockholders' equity section of the balance sheets, net of deferred income taxes. Other Comprehensive Income will be presented for all periods pursuant to Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" either in the Consolidated Statements of Changes in Stockholders' Equity or Notes to Consolidated Financial Statements. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains or losses, net of income taxes arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's available-for-sale security, net of taxes.

The fair market value of the Shares as of the close of business on December 1, 2001 was $224,130. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements.

The following table shows the impact of the restatement from the previously filed financial statements as of December 1, 2001 and for the three months then ended (unaudited):

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                             (Amounts in thousands except earnings per share)

Current assets - Investment in common stock                $          -        $        224        $        224
Deferred income taxes - long term                                   436                (100)                336
Stockholders' equity - Unrealized gain on
   investment in common stock, net of taxes                           -                  24                  24
Stockholders' equity - Retained earnings                         18,892                 100              18,992
Gain from demutualization                                             -                 181                 181
Provision for income taxes                                          888                  81                 969
Net income                                                        1,390                 100               1,490
Other comprehensive income                                            0                  24                  24
Total comprehensive income                                        1,390                 124               1,514
Earnings per share - Basic and diluted                      $      0.29         $      0.02         $      0.31

The Company did not previously file a Schedule of Comprehensive Income as there were no differences between net income and total comprehensive income. The Schedule of Comprehensive Income is as follows:

                                                                      Three Months Ended
                                                                      ------------------
                                                               December 1,         December 2,
                                                                   2001                2000
                                                                   ----                ----
                                                                     (Amounts in thousands)

    Net income                                                 $      1,490        $      1,282
    Other comprehensive income, net of taxes:
        Unrealized gain on investment in common stock                    24                   -
                                                               ------------        ------------

    Total comprehensive income                                 $      1,514        $      1,282
                                                               ============        ============

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended
                                                                     ------------------
                                                 December 1,            December 1,            December 2,
                                                     2001                   2001                   2000
                                                     ----                   ----                   ----
                                                  (Restated)            (Previously
                                                                         Reported)
Numerator for basic and diluted earnings per share:

Net income                                       $   1,490,000         $   1,390,000           $   1,282,000
                                                   ===========           ===========             ===========

Denominator:
   Denominator for basic earnings per
     share-weighted average shares                   4,799,183             4,799,183               4,801,583

   Effect of dilutive securities:
     Employee stock options                              1,590                 1,590                   3,509
                                                   -----------           -----------             -----------

   Denominator for diluted earnings per
     share-adjusted weighted average
     shares and assumed conversions                  4,800,773             4,800,773               4,805,092
                                                   ===========           ===========             ===========

Basic and diluted earnings per share             $         .31         $         .29           $         .27
                                                   ===========           ===========             ===========

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 76,250 in the three months ended December 1, 2001 and 166,300 in the three months ended December 2, 2000.

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

                                                                Three Months Ended
                                                                ------------------
                                            December 1,            December 1,            December 2,
                                                2001                   2001                   2000
                                                ----                   ----                   ----
                                             (Restated)       (Previously Reported)

Net sales                                        100.0%                100.0%                  100.0%
Cost of merchandise sold and
    occupancy costs                               62.3                  62.3                    61.9
                                              --------              --------                --------

Gross profit                                      37.7                  37.7                    38.1
Store expenses                                    22.6                  22.6                    22.7
General and administrative expenses                8.1                   8.1                     8.5
Gain from demutualization                          0.6                     -                       -
                                              --------              --------                --------

Income from operations                             7.6                   7.0                     6.9
                                              --------              --------                --------

Net income                                         4.6%                  4.3%                    4.3%
                                              ========              ========                ========

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

Gross profit decreased 0.4% as a percentage of net sales for the current quarter compared to the prior comparable period due primarily to an increase in occupancy expenses because of higher square footage and rent costs of new stores as compared to closed stores as well as contractual increases in rent for existing stores and secondarily due to changes in the cost of merchandise. Merchandise cost in the three months ended December 1, 2001 was effected by a shift in the weighting of purchases toward domestic merchandise that carries a higher cost than import merchandise.

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

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

Net income increased $208,000 or 16.2% for the three months ended December 1, 2001 compared to the three months ended December 2, 2000 as a result of the increase in net sales, partially offset by increases in store and general and administrative expenses, and the decrease in interest income, net.

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

The Company's working capital increased $1,756,000 for the three months ended December 1, 2001 as compared to the September 1, 2001 amount primarily because the Company retained its net income for this period.

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the three months ended December 1, 2001 amounted to $5,551,000, and $184,000 was used for purchases of property and equipment. Net cash from operating activities increased primarily due to net income of $1,490,000, non-cash depreciation of $326,000, decreases in merchandise inventories of $2,924,000 and prepaid expenses of $749,000, and an increase in income tax payable of $289,000. During the three months ended December 1, 2001 the Company opened one store and was operating sixty-seven stores at the end of the period. During the remainder of the fiscal year ending August 31, 2002, the Company anticipates opening at least two additional new stores and closing two stores.

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

                                         RAG SHOPS, INC.



Date: January 27, 2004                   /s/ Stanley Berenzweig
                                         ---------------------------
                                         Stanley Berenzweig
                                         Chairman of the Board and
                                         Chief Executive Officer



Date: January 27, 2004                   /s/ Steven B. Barnett
                                         ---------------------
                                         Steven B. Barnett
                                         Acting Principal Financial Officer and
                                         Acting Principal Accounting Officer

                                 CERTIFICATIONS

I, Stanley Berenzweig, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Rag Shops, Inc.;

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

SIGNATURE                        TITLE(S)                     DATE

/S/ STANLEY BERENZWEIG           Principal Executive          January  27, 2004
----------------------           and Director
 Stanley Berenzweig

                                 CERTIFICATIONS

I, Steven B. Barnett, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Rag Shops, Inc.;

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

SIGNATURE                     TITLE(S)                         DATE

/S/ Steven B. Barnett         Executive Vice President,        January 27, 2004
---------------------         Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss.1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly report on Form 10-Q/A for the quarter ended December 1, 2001 (the "Report").

    The undersigned hereby certifies that:

    - The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

    - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 27th day of January, 2004.


                                                /S/ Stanley Berenzweig
                                                ----------------------
                                                Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. ss.1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly report on Form 10-Q/A for the quarter ended December 1, 2001 (the "Report").

    The undersigned hereby certifies that:

    - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

    - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 27th day of January, 2004.


                                                /S/Steven B. Barnett
                                                --------------------
                                                Acting Chief Financial Officer