Form 10-Q/A
period 2002-03-02
RAG SHOPS INC
filed 2004-01-28
CIK 874385

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended March 2, 2002.

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

The fair market value of the Shares as of the close of business on March 2, 2002 was $242,197. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended March 2, 2002, as originally filed on April 8, 2002, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

 PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
      Condensed consolidated balance sheets - March 2, 2002
       (unaudited and restated), March 3, 2001 (unaudited) and
       September 1, 2001                                                      4


     Condensed consolidated statements of income - three and six months ended March 2, 2002 (unaudited and restated)
       and March 3, 2001 (unaudited)                                          5

     Condensed consolidated statements of cash flows - six months ended March 2, 2002 (unaudited and restated) and
       March 3, 2001 (unaudited)                                              6

     Notes to condensed consolidated financial statements                   7-9

   Item 2.  Management's Discussion and Analysis of Financial             10-12
      Condition and Results of Operations

 Part II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders              13

   Item 6.  Exhibits and Reports on Form 8-K                                 13

 SIGNATURES                                                                  13

 CERTIFICATIONS                                                           14-15

 EXHIBITS
       99.1 Certification
       99.2 Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                         March 2,        March 2,        March 3,      September 1,
                                                           2002            2002            2001            2001
                                                           ----            ----            ----            ----
                                                        (Unaudited     (Unaudited)     (Unaudited)       (Note A)
                                                      and Restated)   and Previously
                                                                        Reported)
                       ASSETS
CURRENT ASSETS:
  Cash                                                    $   5,964       $   5,964       $   4,894       $     953
  Investment in common stock                                    242               -               -               -
  Merchandise inventories                                    25,880          25,880          24,602          27,807
  Prepaid expenses                                              460             460             415           1,194
  Other current assets                                          520             520              95             154
  Deferred taxes                                                855             855             852             855
                                                            -------         -------         -------         -------

                Total current assets                         33,921          33,679          30,858          30,963

  Property and equipment, net                                 3,736           3,736           3,951           4,186
  Deferred income taxes                                         328             436             350             436
  Other assets                                                   47              47              52              49
                                                            -------         -------         -------         -------

TOTAL ASSETS                                              $  38,032       $  37,898       $  35,211       $  35,634
                                                            =======         =======         =======         =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade                                  $   8,432       $   8,432       $   6,388       $   8,348
  Accrued expenses and other current liabilities              2,931           2,931           2,634           2,680
  Accrued salaries and wages                                    798             798             636             720
  Income taxes payable                                          496             496             553             165
                                                            -------         -------         -------         -------

             Total current liabilities                       12,657          12,657          10,211          11,913


STOCKHOLDERS' EQUITY:
  Common stock                                                   48              48              48              48
  Additional paid-in capital                                  6,236           6,236           6,242           6,238
  Unamortized restricted stock awards                             -               -              (8)             (3)
  Retained earnings                                          19,121          19,021          18,782          17,502
  Unrealized gain on investment in common stock,
      net of taxes                                               34               -               -               -
  Treasury stock, at cost, 26,880 shares                        (64)            (64)            (64)            (64)
                                                            -------         -------         -------         -------

             Total stockholders' equity                      25,375          25,241          25,000          23,721
                                                            -------         -------         -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                  $  38,032       $  37,898       $  35,211       $  35,634
                                                            =======         =======         =======         =======

Note A: Derived from the September 1, 2001 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                             Three Months Ended                      Six Months Ended
                                             ------------------                      ----------------
                                           March 2,       March 3,        March 2,       March 2,        March 3,
                                             2002           2001            2002           2002            2001
                                             ----           ----            ----           ----            ----
                                                                         (Restated)    (Previously
                                                                                         Reported)



Net sales                                  $  28,931       $  25,760      $  61,483       $  61,483      $  55,808
Cost of merchandise sold and
   occupancy costs                            19,095          16,765         39,366          39,366         35,370
                                             -------         -------        -------         -------        -------

Gross profit                                   9,836           8,995         22,117          22,117         20,438
                                             -------         -------        -------         -------        -------

Store expenses                                 6,759           6,284         14,110          14,110         13,095
General and administrative expenses            2,885           2,703          5,542           5,542          5,253
                                             -------         -------        -------         -------        -------

Total operating expenses                       9,644           8,987         19,652          19,652         18,348
                                             -------         -------        -------         -------        -------

                                                 192               8          2,465           2,465          2,090
Gain from demutualization                          -               -            181               -              -
                                             -------         -------        -------         -------        -------

Income from operations                           192               8          2,646           2,465          2,090
Interest income, net                              20              64             25              25             84
                                             -------         -------        -------         -------        -------

Income before provision for income
   taxes                                         212              72          2,671           2,490          2,174
Provision for income taxes                        83              28          1,052             971            848
                                             -------         -------        -------         -------        -------


Net income                                 $     129       $      44      $   1,619       $   1,519      $   1,326
                                             =======         =======        =======         =======        =======

EARNINGS PER COMMON
   SHARE

Basic                                      $     .03       $     .01      $     .34       $     .32      $     .28
                                             =======         =======        =======         =======        =======

Diluted                                    $     .03       $     .01      $     .34       $     .31      $     .28
                                             =======         =======        =======         =======        =======

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                              Six Months Ended
                                                                              ----------------
                                                            March 2, 2002      March 2, 2002      March 3, 2001
                                                            --------------     --------------     -------------
                                                              (Restated)        (Previously
                                                                                 Reported)
Cash flows from operating activities:
   Net income                                                    $   1,619          $   1,519          $   1,326
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     655                655                700
     Loss on disposition of property and equipment                      44                 44                 13
     Amortization of restricted stock awards                             1                  1                  4
     Gain from demutualization                                        (181)                 -                  -
     Deferred income taxes                                              81                  -                  -
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                         1,927              1,927              3,203
     Prepaid expenses                                                  734                734                 68
     Other current assets                                             (366)              (366)                 4
     Other assets                                                        2                  2                 15
    Increase (decrease) in:
     Accounts payable-trade                                             84                 84             (1,375)
     Accrued expenses and other current liabilities                    226                226                609
     Accrued salaries and wages                                         78                 78               (257)
     Income taxes payable                                              331                331                311
                                                                   -------            -------            -------

   Net cash provided by operating activities                         5,235              5,235              4,621
                                                                   -------            -------            -------

 Cash flows from investing activities:
   Payments for purchases of property and equipment                   (224)              (224)            (1,038)
                                                                   -------            -------            -------

   Net cash used in investing activities                              (224)              (224)            (1,038)
                                                                   -------            -------            -------

Cash flows from financing activities                                     -                  -                  -
                                                                   -------            -------            -------


 Net increase in cash                                                5,011              5,011              3,583
 Cash, beginning of period                                             953                953              1,311
                                                                   -------            -------            -------

 Cash, end of period                                             $   5,964          $   5,964          $   4,894
                                                                   =======            =======            =======

 Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest                                                      $       -          $       -          $       -
                                                                   =======            =======            =======

   Income taxes                                                  $     640          $     640          $     523
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

The fair market value of the Shares as of the close of business on March 2, 2002 was $242,197. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements.

The following table shows the impact of the restatement from the previously filed financial statements, as of March 2, 2002 and for the three months then ended (unaudited):


                                                            Previously
                                                             Reported         Adjustments           Restated
                                                             --------         -----------           --------
                                                                         (Amounts in thousands)

Current assets - Investment in common stock                $          -        $        242      $        242
Deferred income taxes - long term                                   436                (108)              328
Stockholders' equity - Unrealized gain on
   investment in common stock, net of taxes                           -                  34                34
Stockholders' equity - Retained earnings                         19,021                 100            19,121
Other comprehensive income                                            -                  10                10
Total comprehensive income                                          129                  10               139

The following table shows the impact of the restatement from the previously filed financial statements, as of March 2, 2002 and for the six months then ended (unaudited):

                                                            Previously
                                                             Reported         Adjustments           Restated
                                                             --------         -----------           --------
                                                             (Amounts in thousands except earnings per share)

Current assets - Investment in common stock                $          -        $        242      $        242
Deferred income taxes - long term                                   436                (108)              328
Stockholders' equity - Unrealized gain on
   Investment in common stock, net of taxes                           -                  34                34
Stockholders' equity - Retained earnings                         19,021                 100            19,121
Gain from demutualization                                             -                 181               181
Provision for income taxes                                          971                  81             1,052
Net income                                                        1,519                 100             1,619
Other comprehensive income                                            -                  34                34
Total comprehensive income                                        1,519                 134             1,653
Earnings per share - Basic                                  $      0.32         $      0.02       $      0.34
Earnings per share - Diluted                                $      0.31         $      0.03       $      0.34

The Company did not previously file a Schedule of Comprehensive Income as there were no differences between net income and total comprehensive income. The Schedule of Comprehensive Income is as follows:

                                                         Three Months Ended                 Six Months Ended
                                                         ------------------                 ----------------
                                                      March 2,         March 1,         March 2,          March 1,
                                                       2002             2001             2002              2001
                                                       ----             ----             ----              ----
                                                       (Amounts in thousands)            (Amounts in thousands)

Net income                                           $     129        $         44     $      1,619     $      1,326
Other comprehensive income, net of taxes:
    Unrealized gain on investment in common                 10                   -               34                -
                                                     ---------        ------------     ------------     ------------
        stock

Total comprehensive income                           $     139        $         44     $      1,653     $      1,326
                                                     =========        ============     ============     ============

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended                     Six Months Ended
                                               ------------------                     ----------------
                                            March 2,       March 3,       March 2,       March 2,        March 3,
                                              2002           2001           2002           2002            2001
                                              ----           ----           ----           ----            ----
                                                                        (Restated)     (Previously
                                                                                        Reported)

Numerator for basic and diluted Earnings per share:

Net income                                  $   129,000    $    44,000    $ 1,619,000    $ 1,519,000    $ 1,326,000
                                             ==========     ==========      =========      =========      =========

Denominator:
   Denominator for basic earnings per
     share-weighted average shares            4,799,183      4,801,583      4,799,183      4,799,183      4,801,583

   Effect of dilutive securities:
     Employee stock options                      41,938          6,942         24,164         24,164          4,100
                                            -----------    -----------    -----------    -----------    -----------

   Denominator for diluted earnings per
     share-adjusted weighted average
     shares and assumed conversions           4,841,121      4,808,525      4,823,347      4,823,347      4,805,683
                                            ===========    ===========    ===========    ===========    ===========

Basic earnings per share                    $       .03    $       .01    $       .34    $       .32    $       .28
                                             ==========     ==========     ==========     ==========     ==========

Diluted earnings per share                  $       .03    $       .01    $       .34    $       .31    $       .28
                                             ==========     ==========     ==========     ==========     ==========


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

                                           Three Months Ended                         Six Months Ended
                                           ------------------                         ----------------
                                        March 2,         March 3,         March 2,         March 2,         March 1,
                                          2002             2001             2002             2002             2001
                                          ----             ----             ----             ----             ----
                                                                         (Restated)       (Previously
                                                                                          Reported)


Net sales                                100.0%           100.0%            100.0%           100.0%           100.0%
Cost of merchandise sold and
    occupancy costs                       66.0             65.1              64.0             64.0             63.4
                                       -------          -------          --------         --------         --------

Gross profit                              34.0             34.9              36.0             36.0             36.6
Store expenses                            23.3             24.4              23.0             23.0             23.5
General and administrative
    expenses                              10.0             10.5               9.0              9.0              9.4
Gain from demutualization                    -                -               0.3               -                -
                                       -------          -------          --------         -------          -------

Income from operations                     0.7                -               4.3              4.0              3.7
                                       -------          -------          --------         --------         --------

Net income                                 0.4%             0.2%              2.6%             2.5%             2.4%
                                       =======          =======          ========         ========         ========

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

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

Net income increased $85,000 and $293,000 for the three and six months ended March 2, 2002, as compared to the prior comparable periods, due to the increases in net sales, partially offset by increases in operating expenses, and decreases in interest income, net.

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

The Company's working capital increased $2,214,000 for the six months ended March 2, 2002 as compared to the September 1, 2001 amount primarily because the Company reduced its inventory and retained its net income for this period.

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

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

Net cash provided by operating activities for the six months ended March 2, 2002 amounted to $5,235,000, and $224,000 was used for purchases of property and equipment. Net cash from operating activities increased primarily due to net income of $1,619,000, depreciation of $655,000, and decreases in merchandise inventories of $1,927,000 and prepaid expenses of $734,000. During the six months ended March 2, 2002 the Company opened one store, closed one store and was operating sixty-six stores at the end of the period. During the remainder of the fiscal year ending August 31, 2002, the Company anticipates opening three additional new stores and closing one store.

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

                                   RAG SHOPS, INC.



Date: January 27, 2004             /s/ Stanley Berenzweig
                                   ----------------------
                                   Stanley Berenzweig
                                   Chairman of the Board and
                                   Chief Executive Officer



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

SIGNATURE                      TITLE(S)                        DATE

/S/ Steven B. Barnett          Executive Vice President,       January 27, 2004
---------------------          Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss.1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly report on Form 10-Q/A for the quarter ended March 2, 2002 (the "Report").

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

                                                 /S/ Stanley Berenzweig
                                                 ----------------------
                                                 Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. ss.1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly report on Form 10-Q/A for the quarter ended March 2, 2002 (the "Report").

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