Form 10-Q/A
period 2002-06-01
RAG SHOPS INC
filed 2004-01-28
CIK 874385

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended June 1, 2002.

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

The fair market value of the Shares as of the close of business on June 1, 2002 was $296,886. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended June 1, 2002 as originally filed on July 3, 2002, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page

 PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
       Condensed consolidated balance sheets - June 1, 2002
         (unaudited and restated), June 2, 2001 (unaudited) and             4
         September 1 2001

       Condensed consolidated statements of income - three and
         nine months ended June 1, 2002 (unaudited and restated) and
         June 2, 2001 (unaudited)                                           5

       Condensed consolidated statements of cash flows - nine
         months ended June 1, 2002 (unaudited and restated) and June
         2, 2001 (unaudited)                                                6

       Notes to condensed consolidated financial statements               7-9

     Item 2. Management's Discussion and Analysis of Financial          10-12
       Condition and Results of Operations

 Part II - OTHER INFORMATION

     Item 1. - 5.                                                          13

     Item 6. Exhibits and Reports on Form 8-K                              13

 SIGNATURES                                                                13

 CERTIFICATIONS                                                         14-15

 EXHIBITS
       99.1 Certification
       99.2 Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                           June 1,         June 1,         June 2,      September 1,
                                                            2002            2002            2001            2001
                                                            ----            ----            ----            ----
                                                         (Unaudited      (Unaudited      (Unaudited)      (Note A)
                                                        and Restated)  and Previously
                                                                          Reported)
                        ASSETS
CURRENT ASSETS:
  Cash                                                      $   4,347      $   4,347        $   4,097      $    953
  Investment in common stock                                      297              -                -             -
  Merchandise inventories                                      26,293         26,293           24,308        27,807
  Prepaid expenses                                                777            777              489         1,194
  Other current assets                                            362            362              200           154
  Deferred taxes                                                  855            855              852           855
                                                              -------        -------          -------        ------

                 Total current assets                          32,931         32,634           29,946        30,963

  Property and equipment, net                                   3,714          3,714            3,863         4,186
  Deferred income taxes                                           303            436              350           436
  Other assets                                                     48             48               51            49
                                                              -------        -------          -------        ------

TOTAL ASSETS                                                $  36,996      $  36,832        $  34,210      $ 35,634
                                                              =======        =======          =======        ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                                    $   7,355      $   7,355        $   5,846      $  8,348
  Accrued expenses and other current liabilities                2,841          2,841            2,374         2,680
  Accrued salaries and wages                                      764            764              655           720
  Income taxes payable                                            541            541              287           165
                                                              -------        -------          -------        ------

              Total current liabilities                        11,501         11,501            9,162        11,913


STOCKHOLDERS' EQUITY:
  Common stock                                                     48             48               48            48
  Additional paid-in capital                                    6,236          6,236            6,242         6,238
  Unamortized restricted stock awards                               -              -               (6)           (3)
  Retained earnings                                            19,211         19,111           18,828        17,502
  Unrealized gain on investment in common stock,
      net of taxes                                                 64              -                -             -
  Treasury stock, at cost, 26,880 shares                          (64)           (64)             (64)          (64)
                                                              -------        -------          -------        ------

              Total stockholders' equity                       25,495         25,331           25,048        23,721
                                                              -------        -------          -------        ------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                    $  36,996      $  36,832        $  34,210      $ 35,634
                                                              =======        =======          =======        ======

Note A: Derived from the September 1, 2001 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                              Three Months Ended                      Nine Months Ended
                                              ------------------                      -----------------
                                           June 1,         June 2,         June 1,         June 1,         June 2,
                                             2002            2001            2002            2002           2001
                                             ----            ----            ----            ----           ----
                                                                         (Restated)      (Previously
                                                                                          Reported)

Net sales                                  $  25,523       $  23,692       $  87,006       $  87,006       $  79,500
Cost of merchandise sold and
   occupancy costs                            16,199          15,313          55,565          55,565          50,683
                                             -------         -------         -------         -------         -------

Gross profit                                   9,324           8,379          31,441          31,441          28,817
                                             -------         -------         -------         -------         -------

Store expenses                                 6,282           6,049          20,392          20,392          19,144
General and administrative expenses            2,908           2,288           8,450           8,450           7,541
                                             -------         -------         -------         -------         -------

Total operating expenses                       9,190           8,337          28,842          28,842          26,685
                                             -------         -------         -------         -------         -------

                                                 134              42           2,599           2,599           2,132
Gain from demutualization                          -               -             181               -               -
                                             -------         -------         -------         -------         -------

Income from operations                           134              42           2,780           2,599           2,132
Interest income, net                              14              34              39              39             117
                                             -------         -------         -------         -------         -------

Income before provision for income
   taxes                                         148              76           2,819           2,638           2,249
Provision for income taxes                        58              30           1,110           1,029             877
                                             -------         -------         -------         -------         -------


Net income                                 $      90       $      46       $   1,709       $   1,609       $   1,372
                                             =======         =======         =======         =======         =======

EARNINGS PER COMMON:
   SHARE:

Basic                                      $     .02       $     .01       $     .36       $     .34       $     .29
                                             =======         =======         =======         =======         =======

Diluted                                    $     .02       $     .01       $     .35       $     .33       $     .29
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

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                            Nine Months Ended
                                                                            -----------------
                                                           June 1, 2002        June 1, 2002       June 2, 2001
                                                           -------------       -------------      ------------
                                                             (Restated)        (Previously
                                                                                 Reported)
Cash flows from operating activities:
   Net income                                                  $   1,709           $   1,609          $   1,372
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                   990                 990              1,069
     Loss on disposition of property and equipment                    56                  56                 13
     Amortization of restricted stock awards                           1                   1                  6
     Gain from demutualization                                      (181)                  -                  -
     Deferred income taxes                                            81                   -                  -
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                       1,514               1,514              3,497
     Prepaid expenses                                                417                 417                 (6)
     Other current assets                                           (208)               (208)              (101)
     Other assets                                                      1                   1                 16
    Increase (decrease) in:
     Accounts payable-trade                                         (993)               (993)            (1,917)
     Accrued expenses and other current liabilities                  161                 161                362
     Accrued salaries and wages                                       44                  44               (238)
     Income taxes payable                                            376                 376                 45
                                                                 -------             -------            -------

   Net cash provided by operating activities                       3,968               3,968              4,118
                                                                 -------             -------            -------

 Cash flows from investing activities:
   Proceeds from sale of property and equipment                        -                   -                  6
   Payments for purchases of property and equipment                 (574)               (574)            (1,338)
                                                                 -------             -------            -------

   Net cash used in investing activities                            (574)               (574)            (1,332)
                                                                 -------             -------            -------

 Cash flows from financing activities                                   -                   -                  -
                                                                 -------             -------            -------


 Net increase in cash                                              3,394               3,394              2,786
 Cash, beginning of period                                           953                 953              1,311
                                                                 -------             -------            -------

 Cash, end of period                                           $   4,347           $   4,347          $   4,097
                                                                 =======             =======            =======

 Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                    $       -           $       -          $       -
                                                                 =======             =======            =======

   Income taxes                                                $      65           $      65          $     818
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

The fair market value of the Shares as of the close of business on June 1, 2002 was $296,886. Please refer to amendments to periodic reports filed with the

Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements.

The following tables show the impact of the restatement from the previously filed financial statements, as of June 1, 2002 and for the three months then ended:


                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                                        (Amounts in thousands)

Current assets - Investment in common stock                $          -        $        297      $        297
Deferred income taxes - long term                                   436                (133)              303
Stockholders' equity - Unrealized gain on
   Investment in common stock, net of taxes                           -                  64                64
Stockholders' equity - Retained earnings                         19,111                 100            19,211
Other comprehensive income                                            -                  30                30
Total comprehensive income                                           90                  30               120

The following tables show the impact of the restatement from the previously filed financial statements, as of June 1, 2002 and for the nine months then ended:

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                             (Amounts in thousands except earnings per share)

Current assets - Investment in common stock                $          -        $        297      $        297
Deferred income taxes - long term                                   436                (133)              303
Stockholders' equity - Unrealized gain on
   Investment in common stock, net of taxes                           -                  64                64
Stockholders' equity - Retained earnings                         19,111                 100            19,211
Gain from demutualization                                             -                 181               181
Provision for income taxes                                        1,029                  81             1,110
Net income                                                        1,609                 100             1,709
Other comprehensive income                                            -                  64                64
Total comprehensive income                                        1,609                 164             1,773
Earnings per share - Basic                                  $      0.34         $      0.02       $      0.36
Earnings per share - Diluted                                $      0.33         $      0.02       $      0.35

The Company did not previously file a Schedule of Comprehensive Income as there were no differences between net income and total comprehensive income. The Schedule of Comprehensive Income is as follows:

                                                         Three Months Ended                 Nine Months Ended
                                                         ------------------                 -----------------
                                                      June 1,           June 2,         June 1,            June 2,
                                                       2002             2001             2002              2001
                                                       ----             ----             ----              ----
                                                       (Amounts in thousands)            (Amounts in thousands)

Net income                                           $      90        $         46     $      1,709     $      1,372
Other comprehensive income, net of taxes:
    Unrealized gain on investment in common
       stock                                                30                   -               64                -
                                                     ---------        ------------     ------------     ------------

Total comprehensive income                           $     120        $         46     $      1,773     $      1,372
                                                     =========        ============     ============     ============

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended                    Nine Months Ended
                                                ------------------                    -----------------
                                              June 1,        June 2,         June 1,        June 1,        June 2,
                                               2002            2001           2002           2002           2001
                                               ----            ----           ----           ----           ----
                                                                           (Restated)    (Previously
                                                                                           Reported)
Numerator for basic and diluted earnings per share:

Net income                                  $    90,000    $    46,000     $ 1,709,000    $1,609,000     $1,372,000
                                             ==========     ==========      ==========     =========      =========

Denominator:
   Denominator for basic earnings per
     share-weighted average shares            4,799,183      4,801,583       4,799,183      4,799,183      4,801,583

   Effect of dilutive securities:
     Employee stock options                      77,021          5,182          45,588         45,588          4,422
                                             ----------     ----------      ----------     ----------     ----------

   Denominator for diluted earnings per
     share-adjusted weighted average
     shares and assumed conversions           4,876,204      4,806,765       4,844,771      4,844,771      4,806,005
                                             ==========     ==========      ==========     ==========     ==========

Basic earnings per share                    $       .02    $       .01     $       .36    $       .34    $       .29
                                             ==========     ==========      ==========     ==========     ==========

Diluted earnings per share                  $       .02    $       .01     $       .35    $       .33    $       .29
                                             ==========     ==========      ==========     ==========     ==========


In addition to the stock options included in the above calculation, options to purchase additional shares of common stock were outstanding as follows:

                                     Number         Exercise Price
                                   of Shares       From          To
                                   ---------       ----          --
      Three months ended:

         June 1, 2002                  2,250            $ 11.76

         June 2, 2002                116,300      $ 2.85      $ 11.76

      Nine months ended:

         June 1, 2002                 12,250      $ 3.49      $ 11.76

         June 2, 2002                116,300      $ 2.85      $ 11.76

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


                                         Three Months Ended                       Nine Months Ended
                                         ------------------                       -----------------
                                      June 1,          June 2,         June 1,         June 1,          June 2,
                                        2002            2001             2002            2002            2001
                                        ----            ----             ----            ----            ----
                                                                      (Restated)     (Previously
                                                                                       Reported)

Net sales                                  100.0%          100.0%          100.0%            100.0%          100.0%
Cost of merchandise sold and
    occupancy costs                         63.5            64.6            63.9              63.9            63.8
                                         -------         -------          ------          --------        --------

Gross profit                                36.5            35.4            36.1              36.1            36.2
Store expenses                              24.6            25.5            23.4              23.4            24.1
General and administrative
    expenses                                11.4             9.7             9.7               9.7             9.5
Gain from demutualization                      -               -             0.2                 -               -
                                         -------         -------          ------          --------        --------

Income from operations                       0.5             0.2             3.2               3.0             2.6
                                         -------         -------          ------          --------        --------

Net income                                   0.4%            0.2%            2.0%              1.8%            1.7%
                                         =======         =======          ======          ========        ========

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

Net income increased $44,000 and $337,000 for the three and nine months ended June 1, 2002, as compared to the prior comparable periods, due to the increases in net sales, partially offset by increases in operating expenses and decreases in interest income, net. The current quarter increase in net income was also aided by an improvement in gross profit as a percent of net sales.

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

The Company's working capital increased $2,380,000 for the nine months ended June 1, 2002 as compared to the September 1, 2001 amount primarily because the Company reduced its inventory and retained its net income for this period.

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

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

Net cash provided by operating activities for the nine months ended June 1, 2002 amounted to $3,968,000, and $574,000 was used for purchases of property and equipment. Net cash from operating activities increased primarily due to net income of $1,709,000, depreciation of $990,000, decreases in merchandise inventories of $1,514,000 and prepaid expenses of $417,000, and an increase in income taxes payable of $376,000, partially offset by a decrease in accounts payable-trade of $993,000. During the nine months ended June 1, 2002 the Company opened two stores, closed two stores, and was operating sixty-six stores at the end of the period. During the remainder of the fiscal year ending August 31, 2002, the Company anticipates opening two additional new stores and closing none.

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

                        RAG SHOPS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. - 5.   Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

(a)   Exhibits
      99.1  Certification of Chief Executive Officer Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)
      99.2 Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

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

SIGNATURE                    TITLE(S)                        DATE

/S/ Steven B. Barnett        Executive Vice President,       January 27, 2004
---------------------        Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss.1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 1, 2002 (the "Report").

     The undersigned hereby certifies that:

     - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 27th day of January 2004.


                                                /S/ Stanley Berenzweig
                                                ----------------------
                                                Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. ss.1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 1, 2002 (the "Report").

     The undersigned hereby certifies that:

     - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 27th day of January 2004.


                                                /S/ Steven B. Barnett
                                                ---------------------
                                                Executive Vice President,
                                                Acting Chief Financial Officer