Form 10-K/A
period 2002-08-31
RAG SHOPS INC
filed 2004-01-28
CIK 874385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No.1)

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
        Yes    X                No
           -------                 ------

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X
                                                         ---

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange act Rule 12b-2).
        Yes                      No  X
           -------                 ------

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-K/A is being filed to amend and restate Rag Shops, Inc.'s audited consolidated financial statements for the fiscal year ended August 31, 2002.

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

The fair market value of the Shares as of the close of business on August 31, 2002 was $286,437. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-K for the fiscal year ended August 31, 2002, as originally filed on November 29, 2002, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

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

On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. The Company has not paid any cash dividends. The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends on the Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider. In addition, pursuant to the Company's bank line of credit, the Company is prohibited from declaring dividends in any year in excess of its earnings for such year or which would otherwise result in a violation of the Company's covenant to maintain a tangible net worth (as defined in the line of credit commitment letter) of $9,000,000. The Company's tangible net worth for the period ended August 31, 2002 was $24,168,609.

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


                                                                   FISCAL YEAR ENDED (1)
                                       August 31,    August 31,  September 1,  September 2,   August 28,   August 29,
                                          2002          2002         2001          2000          1999         1998
                                          ----          ----         ----          ----          ----         ----
                                       (Restated)   (Previously
                                                      Reported)

                                                  (In thousands, except common stock data and statistics)
OPERATIONS
Net sales                               $110,672      $110,672     $100,888      $100,208      $ 94,781      $ 90,566
Gross profit                              39,297        39,297       35,756        36,543        33,915        32,722
Store expenses and general
  and administrative expenses             38,809        38,809       35,740        34,582        33,163        31,167
Gain from demutualization                    181             0            0             0             0             0
Interest income (expense), net                38            38          128            31           (83)          (61)
Income before income taxes and
  cumulative effect of change in
  accounting principle                       706           526          143         1,991           668         1,544
Income before cumulative effect of
  change in accounting principle             389           290           46         1,198           402           942
Cumulative effect of change in
  accounting principle, net of tax             0             0            0           198             0             0
Net income                              $    389      $    290     $     46      $  1,396      $    402      $    942

COMMON STOCK DATA (2)

Basic and diluted earnings per
share:
Income before cumulative effect of
  change in accounting principle        $    .08      $    .06     $    .01      $    .25      $    .08      $    .20
Cumulative effect of change in
  accounting principle                         0             0            0           .04             0             0
                                         -------       -------      -------       -------       -------        ------

Net income                              $    .08      $    .06     $    .01      $    .29      $    .08      $    .20

Book value per share                    $   5.04      $   5.00     $   4.94      $   4.93      $   4.59      $   4.59
Weighted average shares and
  equivalents outstanding:
 Basic                                 4,799,183     4,799,183    4,801,583     4,813,476     4,744,408     4,740,063
 Diluted                               4,826,119     4,826,119    4,807,010     4,813,871     4,754,996     4,788,196

FINANCIAL POSITION

Working capital                         $ 19,506      $ 19,220     $ 19,049      $ 19,640      $ 17,298      $ 17,095
Total assets                              38,728        38,570       35,634        34,580        37,869        33,318
Short-term debt                                0             0            0             0         6,570         2,194
Long-term debt                                 0             0            0             0             0             0
Stockholders' equity                    $ 24,169      $ 24,011     $ 23,720      $ 23,670      $ 22,104      $ 21,742




                                                                FISCAL YEAR ENDED (1)
                                 August 31,      August 31,    September 1,  September 2,    August 28,     August 29,
                                    2002            2002           2001          2000           1999           1998
                                    ----            ----           ----          ----           ----           ----
                                 (Restated)     (Previously
                                                  Reported)

STATISTICS

Net sales increase                     9.7%           9.7%           0.7%          5.7%           4.7%           4.7%
Comparable store net sales
   increase (decrease) (3)             4.9%           4.9%          (0.7%)         4.2%           0.2%           3.2%
Comparable store net sales
   increases on a 52 week
   aligned basis (3)                   4.9%           4.9%           0.8%          2.5%           0.2%           3.2%
Return on net sales, after
   income taxes                        0.4%           0.3%           0.1%          1.4%           0.4%           1.0%
Return on average
   stockholders' equity                1.6%           1.2%           0.2%          6.1%           1.8%           4.4%
Average net sales per gross
   square foot (4)                 $   153        $   153        $   146        $  147         $  141        $    143
Average net sales per store
   (000's) (4)                     $ 1,668        $ 1,668        $ 1,534        $1,490         $1,399        $  1,374
Stores open at end of
   period                               68             68             66            65             69              66

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

                                                                      YEAR ENDED
                                                August 31,     August 31,     September 1,    September 2,
                                                   2002           2002            2001            2000
                                                   ----           ----            ----            ----
                                                (Restated)      (Previously
                                                                  Reported)

Net sales                                           100.0%          100.0%         100.0%          100.0%
Cost of merchandise sold and
   occupancy costs                                   64.5            64.5           64.6            63.5
                                                  -------         -------        -------         -------

Gross profit                                         35.5            35.5           35.4            36.5
Store expenses                                       24.6            24.6           25.3            24.3
General and administrative expenses                  10.5            10.5           10.1            10.2
Gain from demutualization                             0.2              -              -               -
                                                  -------         ------         ------          ------

Income from operations                                0.6%            0.4%           0.0%            2.0%

Net income                                            0.4%            0.3%           0.1%            1.4%

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

Net income increased by $343,000 for fiscal 2002 as compared to fiscal 2001 as a result of the increase in net sales and due to the gain from demutualization, partially offset by increases in store and general and administrative expenses, and the decrease in interest income, net. Net income decreased by $1,350,000 for fiscal 2001 as compared to fiscal 2000 (a 53 week year) due to the decrease in gross profit and the increase in store expenses, which was partially offset by the decrease in general and administrative expenses and the increase in interest income, net.

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

The Company's working capital has increased $457,000 in fiscal 2002 as compared to 2001 primarily as a result of an increase in merchandise inventory partially offset by an increase in trade payables.

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  FINANCIAL STATEMENTS PAGE Report of Independent Certified
        Public Accountants                                            F-1

        Consolidated Balance Sheets as of August 31, 2002 (restated)
        and September 1, 2001                                         F-2

        Consolidated Statements of Income for the years ended August
        31, 2002 (restated), September 1, 2001 and September 2, 2000  F-3

        Consolidated Statements of Stockholders' Equity for the
        years ended August 31, 2002 (restated), September 1, 2001
        and September 2, 2000                                         F-4 - F-5

        Consolidated Statements of Cash Flows for
        the years ended August 31, 2002 (restated),
        September 1, 2001 and September 2, 2000                       F-6

        Notes to Consolidated Financial Statements                    F-7 - F-16

   (b) The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

   (c)  EXHIBITS
        3.1*    Certificate of Incorporation of the Company
        3.2*    By-Laws of the Company
        10.1*   Promissory Note (Revolving) with Valley National
                Bank
        10.2*   1991 Stock Option Plan
        10.3*   Lease between Momar Realty Co. and the Company,
                dated as of March 1, 1991
        10.4** 1999 Incentive Stock Award Plan
        10.5** Change in Registrants Certifying Accountant
        21.1   List of subsidiaries of the Company
        23.1   Consent of Grant Thornton LLP
        24.1   Power of Attorney to sign Form 10-K/A (set forth on page 17)
        27     Financial Data Schedule (Filed electronically with SEC only)
        99.1   Certification
        99.2   Certification

   (d) FINANCIAL STATEMENT SCHEDULES None of these schedules are required.

* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.
**Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Hawthorne, New Jersey, on January 27, 2004.

                                        RAG SHOPS, INC.

                                        By: /S/ STANLEY BERENZWEIG
                                        --------------------------
                                        STANLEY BERENZWEIG, Chairman

                                POWER OF ATTORNEY

Each of the undersigned hereby appoints Stanley Berenzweig and Steven Barnett as his or her attorneys-in-fact to sign his or her name, in any and all capacities, to any amendments to this Form 10-K/A and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission. Each of such attorneys has the power to act with or without the others.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                  TITLE(S)                      DATE

  /S/ STEVEN B. BARNETT      Executive Vice President and  January 27, 2004
  ----------------------     Director
   Steven B. Barnett

  /S/ STANLEY BERENZWEIG     Principal Executive           January 27, 2004
  ----------------------     Officer and Director
   Stanley Berenzweig

  /S/ MARIO CIAMPI           Director                      January 27, 2004
  ----------------
   Mario Ciampi

  /S/ FRED J. DAMIANO        Director                      January 27, 2004
  --------------------
   Fred J. Damiano

  /S/ JEFFREY C. GERSTEL     President and                 January 27, 2004
  ----------------------     Director
   Jeffrey C. Gerstel

  /S/ JUDITH LOMBARDO        Senior Vice President and     January 27, 2004
  --------------------       Director
   Judith Lombardo

  /S/ ALAN C. MINTZ          Director                      January 27, 2004
  ------------------
   Alan C. Mintz

                                 CERTIFICATIONS

I, Stanley Berenzweig, certify that:

1. I have reviewed this annual report on Form 10-K/A of Rag Shops, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on January 27, 2004; and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                    TITLE(S)                      DATE

/S/ STANLEY BERENZWEIG       Principal Executive           January 27, 2004
----------------------       and Director
 Stanley Berenzweig

                                 CERTIFICATIONS

I, Steven B. Barnett, certify that:

1. I have reviewed this annual report on Form 10-K/A of Rag Shops, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on January 27, 2004; and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                  TITLE(S)                      DATE

/S/ STEVEN B. BARNETT      Executive Vice President      January 27, 2004
---------------------      and Acting Chief Financial
 Steven B. Barnett         Officer

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

 10.3      Lease between Momar Realty Co. and the Company,                  *
           dated as of March 1, 1991

 10.4      1999 Incentive Stock Award Plan                                 **

 10.5      Change in Registrants Certifying Accountant                     **

 21.1      List of subsidiaries of the Company

 23.1      Consent of Grant Thornton LLP

 24.1      Power of Attorney to sign Form 10-K/A
            (set forth on page 17)

 99.1      Certification

 99.2      Certification


--------------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.

** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
  Rag Shops, Inc.

We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and Subsidiaries as of August 31, 2002 and September 1, 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rag Shops, Inc. and Subsidiaries as of August 31, 2002 and September 1, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 Merchandise Inventories, the Company changed its method of calculating inventory for the year ended September 2, 2000.

As discussed in Note 1 Recent Developments, the accompanying financial statements as of and for the years ended August 31, 2002 have been restated.

GRANT THORNTON LLP



Edison, New Jersey
November 13, 2002, except for the item titled "Recent Developments" in Note 1, as to which the date is January 23, 2004

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 August 31,       August 31,      September 1,
                                                                    2002             2002             2001
                                                                    ----             ----             ----
                                                                 (Restated)      (Previously
                                                                (See Note 1)      (Reported)

ASSETS
CURRENT ASSETS
  Cash                                                           $    958,852     $    958,852     $    953,224
  Investment in common stock                                          286,437                0                0
  Merchandise inventories                                          30,327,095       30,327,095       27,806,578
  Prepaid expenses                                                  1,248,932        1,248,932        1,194,277
  Other current assets                                                453,858          453,858          153,565
  Deferred income taxes                                               789,846          789,846          855,346
                                                                  -----------      -----------      -----------

                    Total current assets                           34,065,020       33,778,583       30,962,990

PROPERTY AND EQUIPMENT, NET                                         4,250,885        4,250,885        4,186,012
DEFERRED INCOME TAXES                                                 368,492          497,102          436,002
OTHER ASSETS                                                           43,194           43,194           49,485
                                                                  -----------      -----------      -----------

TOTAL ASSETS                                                     $ 38,727,591     $ 38,569,764     $ 35,634,489
                                                                  ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                       $ 10,307,909     $ 10,307,909     $  8,348,552
  Accrued expenses and other current
    liabilities                                                     2,797,432        2,797,432        2,680,378
    Accrued salaries and wages                                      1,297,857        1,297,857          719,952
  Income taxes payable                                                155,784          155,784          165,186
                                                                  -----------      -----------      -----------

                  Total current liabilities                        14,558,982       14,558,982       11,914,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    2,000,000 shares authorized;
    No shares issued or outstanding                                         0                0                0
  Common stock, $.01 par value,
    13,000,000 shares authorized;
    4,824,863 (4,797,983) shares and 4,826,063 (4,799,183)
    shares issued (outstanding) at August 31, 2002
    and September 1, 2001, respectively                                48,249           48,249           48,261
  Additional paid-in capital                                        6,235,352        6,235,352        6,237,666
  Unamortized restricted stock awards                                       0                0           (3,065)
  Retained earnings                                                17,890,805       17,791,255       17,501,633
  Unrealized gain on investment in common stock, net of taxes          58,277                0                0
  Treasury stock, at cost, 26,880 shares                              (64,074)         (64,074)         (64,074)
                                                                  -----------      -----------      -----------

                 Total stockholders' equity                        24,168,609       24,010,782       23,720,421
                                                                  -----------      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 38,727,591     $ 38,569,764     $ 35,634,489
                                                                  ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                       Fiscal Year Ended
                                                                       -----------------
                                                    August 31,     August 31,    September 1,  September 2,
                                                       2002           2002           2001          2000
                                                       ----           ----           ----          ----
                                                    (Restated)    (Previously
                                                   (See Note 1)     Reported)

NET SALES                                          $110,672,263   $110,672,263   $100,887,768   $100,207,583

COST OF MERCHANDISE SOLD AND
  OCCUPANCY COSTS                                    71,375,224     71,375,224     65,131,965    63,665,075
                                                     ----------     ----------     ----------    ----------

Gross profit                                         39,297,039     39,297,039     35,755,803    36,542,508
                                                     ----------     ----------     ----------    ----------

OPERATING EXPENSES:
  Store expenses                                     27,249,108     27,249,108     25,572,373    24,323,794
  General and administrative
    expenses                                         11,560,192     11,560,192     10,167,994    10,258,354
                                                     ----------     ----------     ----------    ----------

Total operating expenses                             38,809,300     38,809,300     35,740,367    34,582,148
                                                     ----------     ----------     ----------    ----------

                                                        487,739        487,739         15,436     1,960,360

Gain from demutualization                               180,671              0              0             0
                                                     ----------     ----------     ----------    ----------

INCOME FROM OPERATIONS                                  668,410        487,739         15,436     1,960,360

INTEREST INCOME, Net                                     37,783         37,783        127,885        30,562
                                                     ----------     ----------     ----------    ----------

INCOME BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                          706,193        525,522        143,321     1,990,922

PROVISION FOR INCOME TAXES                              317,021        235,900         97,200       793,000
                                                     ----------     ----------     ----------    ----------

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                          389,172        289,622         46,121     1,197,922

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF INCOME
TAX EFFECT OF $127,000                                        0              0              0       198,496
                                                     ----------     ----------     ----------    ----------

NET INCOME                                         $    389,172   $    289,622   $     46,121  $  1,396,418
                                                    ===========    ===========    ===========   ===========

BASIC AND DILUTED EARNINGS PER
COMMON SHARE:

  INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                   $        .08   $        .06   $        .01  $        .25

  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                        0              0              0           .04
                                                     ----------     ----------     ----------    ----------

  NET INCOME                                       $        .08   $        .06   $        .01  $        .29
                                                     ==========    ===========    ============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR YEARS ENDED SEPTEMBER 2, 2000, SEPTEMBER 1, 2001, AND AUGUST 31, 2002

                                                                                  Unrealized
                                                                                   Gain on
                                                                                  Investment
                                                       Unamortized                    in
                                           Additional  Restricted                   Common
                         Common Stock       Paid-In       Stock      Retained     Stock, net Treasury
                       Shares    Dollars    Capital      Awards      Earnings      of taxes    Stock      Total
                                                                                 (See Note 1)

BALANCE, AUGUST
 28, 1999            4,837,763  $48,378   $6,267,827  $ (207,488)  $16,059,094  $        0  $ (64,074)  $22,103,737


Issuance of
  restricted
  stock awards           9,000       90       17,352     (17,442)            0           0         0             0

Amortization of
  restricted stock
  awards                     0        0            0     169,761             0           0         0       169,761

Forfeiture of
  restricted stock
  awards               (18,300)    (183)     (42,886)     43,069             0           0         0             0

Net income                   0        0            0           0     1,396,418           0         0     1,396,418
                      --------  -------    ---------   ---------     ---------   ---------    ------     ---------


BALANCE,
 SEPTEMBER 2, 2000    4,828,463  48,285    6,242,293     (12,100)   17,455,512          0    (64,074)   23,669,916

Amortization of
  restricted stock
  awards                     0        0            0       4,384             0           0         0         4,384

Forfeiture of
  restricted stock
  awards                (2,400)     (24)      (4,627)      4,651             0           0         0             0

Net income                   0        0            0           0        46,121           0         0        46,121
                      --------  -------    ---------   ---------     ---------   ---------    ------      --------


BALANCE,
 SEPTEMBER 1, 2001    4,826,063  48,261    6,237,666      (3,065)   17,501,633          0    (64,074)   23,720,421

Amortization of
  restricted stock
  awards                     0         0            0         739            0          0          0           739

Forfeiture of
  restricted stock
  awards                (1,200)      (12)      (2,314)      2,326            0           0         0             0

Net income                   0         0            0           0      289,622           0         0       289,622
                      --------   -------    ---------   ---------    ---------   ---------    ------      --------


BALANCE, AUGUST
  31, 2002
(Previously
 Reported)            4,824,863   $48,249   $6,235,352 $        0   $17,791,255 $        0 $ (64,074)  $24,010,782
                      =========    ======    =========  =========    ==========  =========  =========   ==========

                                                                                 Unrealized
                                                                                   Gain on
                                                                                 Investment
                                                       Unamortized                   in
                                           Additional  Restricted                  Common
                         Common Stock       Paid-In       Stock      Retained    Stock, net    Treasury
                       Shares    Dollars    Capital      Awards      Earnings     of taxes      Stock      Total
                                                                                  (See Note 1)

BALANCE,
 SEPTEMBER 1, 2001   4,826,063  $48,261   $6,237,666  $   (3,065)  $ 17,501,633   $      0   $ (64,074) $23,720,421

Amortization of
  restricted stock
  awards                     0        0            0         739              0          0           0          739

Forfeiture of
  restricted stock
  awards                (1,200)     (12)      (2,314)      2,326              0          0           0            0

Unrealized gain on
  investment in
  common stock, net
  of taxes                    0       0            0           0              0     58,277           0       58,277

Net income                    0       0            0           0        389,172          0           0      389,172
                                                                                                            -------

Total comprehensive
  income                                                                                                    447,449
                       -------- -------   ----------  ----------    -----------   --------    --------      -------

BALANCE, AUGUST
  31, 2002 (Restated)
  (See Note 1)        4,824,863 $48,249   $6,235,352  $        0   $ 17,890,805   $ 58,277   $ (64,074) $24,168,609
                      =========  ======    =========   =========     ==========    =======    =========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Fiscal Year Ended
                                                                            -----------------
                                                        August 31,      August 31,    September 1,    September 2,
                                                           2002            2002           2001            2000
                                                           ----            ----           ----            ----
                                                        (Restated)     (Previously
                                                       (See Note 1)      Reported)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  389,172     $  289,622      $   46,121    $ 1,396,418
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Depreciation and amortization                         1,224,726      1,224,726       1,276,297      1,414,572
    Gain from demutualization                              (180,671)             0               0              0
    Deferred income taxes                                    85,521          4,400         (89,500)      (187,090)
    Loss on disposition of property and equipment            60,705         60,705          34,136         52,399
    Amortization of restricted stock awards                     739            739           4,384        169,761
    Cumulative effect of change in accounting                     0              0               0       (325,000)
principle
Changes in assets and liabilities:
  (Increase) decrease in:
  Merchandise inventories                                (2,520,517)    (2,520,517)         (1,260)     3,082,800
  Prepaid expenses                                          (54,655)       (54,655)       (710,963)        53,440
  Other current assets                                     (300,293)      (300,293)        (54,627)       125,821
  Other assets                                                6,291          6,291          17,222         38,893
  Increase (decrease) in:
    Accounts payable - trade                              1,959,357      1,959,357         585,832      1,834,152
    Accrued expenses                                        117,054        117,054         668,555       (493,205)
    Accrued salaries and wages                              577,905        577,905        (173,171)       288,354
    Income taxes payable                                     (9,402)        (9,402)        (77,176)        85,450
                                                         -----------    -----------     -----------    ----------

Net cash provided by operating activities                 1,355,932      1,355,932       1,525,850      7,536,765
                                                         ----------     ----------      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment              9,040          9,040           6,300            400
    Payments for purchases of property and equipment     (1,359,344)    (1,359,344)     (1,889,530)      (590,634)
                                                         ----------     ----------      ----------     ----------

Net cash used in investing activities                    (1,350,304)    (1,350,304)     (1,883,230)      (590,234)
                                                         ----------     ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of note payable - bank         4,075,000      4,075,000       1,090,000      5,805,000
    Repayments of note payable - bank                    (4,075,000)    (4,075,000)     (1,090,000)   (12,375,000)
                                                         ----------     ----------      ----------     -----------

    Net cash used in financing activities                         0              0               0     (6,570,000)
                                                         ----------     ----------      ----------     ----------

NET INCREASE (DECREASE) IN CASH                               5,628          5,628        (357,380)       376,531

CASH, BEGINNING OF YEAR                                     953,224        953,224       1,310,604        934,073
                                                         ----------     ----------      ----------     ----------

CASH, END OF YEAR                                        $  958,852     $  958,852      $  953,224    $ 1,310,604
                                                          =========      =========       =========     ==========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
    Interest                                             $    3,248     $    3,248      $      561    $   198,269
                                                          =========      =========       =========     ==========
    Income taxes                                         $   98,042     $   98,042      $  843,731    $ 1,002,981
                                                          =========      =========       =========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2002, SEPTEMBER 1, 2001 AND SEPTEMBER 2, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

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

The fair market value of the Shares as of the close of business on August 31, 2002 was $286,437. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements.

The following tables show the impact of the restatement from the previously filed financial statements, as of August 31, 2002 and for the fiscal year then ended:

                                                                                                    Restated
                                                             Previously                             --------
                                                             Reported          Adjustments         (See Note 1)
                                                             --------          -----------
                                                             (Amounts in thousands except earnings per share)

Current assets - Investment in common stock                $          -        $        286      $        286
Deferred income taxes - long term                                   497                (129)              368
Stockholders' equity - Unrealized gain on
   investment in common stock, net of taxes                           -                  58                58
Stockholders' equity - Retained earnings                         17,791                 100            17,891
Gain from demutualization                                             -                 181               181
Provision for income taxes                                          236                  81               317
Net income                                                          289                 100               389
Other comprehensive income                                            -                  58                58
Total comprehensive income                                          289                 158               447
Earnings per share - Basic                                  $      0.06         $      0.02       $      0.08
Earnings per share - Diluted                                $      0.06         $      0.02       $      0.08

The Company did not previously file a Schedule of Comprehensive Income as there were no differences between net income and total comprehensive income. The Schedule of Comprehensive Income is as follows:

                                                       Fiscal Year Ended
                                                       -----------------
                                                   August 31,       September 1,
                                                     2002               2001
                                                     ----               ----
                                                      (Amounts in thousands)

  Net income                                       $        389     $         46
  Other comprehensive income, net of taxes:
      Unrealized gain on investment in common
          stock                                              58                -
                                                   ------------     ------------


  Total comprehensive income                       $        447     $         46
                                                   ============     ============

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



NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                    Useful           August 31,         September 1,
                                                    Lives               2002                2001
                                                    -----               ----                ----
Furniture and fixtures                            5-10 years          $  9,697,500       $  9,070,071
Leasehold improvements                              10 years             3,889,181          3,582,809
Transportation equipment                           3-7 years               573,132            600,706
Data processing equipment                            5 years             4,371,559          4,232,438
                                                                       -----------        -----------

                                                                        18,531,372         17,486,024

Less accumulated depreciation and
  Amortization                                                          14,280,487         13,300,012
                                                                       -----------        -----------

                                                                      $  4,250,885       $  4,186,012
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

                                                                       Fiscal Year Ended
                                                  August 31,       August 31,     September 1,    September 2,
                                                     2002             2002            2001            2000
                                                     ----             ----            ----            ----
                                                  (Restated)      (Previously
                                                 (See Note 1)       Reported)

Numerator for basic and diluted earnings per
   Share:
   Income before cumulative effect of change
   in Accounting principle                        $  389,172       $  289,622       $   46,121      $1,197,922

   Cumulative effect of change in accounting
   principle, net of income taxes                          0                0                0         198,496
                                                   ---------        ---------        ---------       ---------
   Net income                                     $  389,172       $  289,622       $   46,121      $1,396,418
                                                   =========        =========        =========       =========

Denominator:
   Denominator for basic earnings per
   share-weighted average shares                   4,799,183        4,799,183        4,801,583       4,813,476


   Effect of dilutive securities:
   Employee stock options                             26,936           26,936            5,427             395
                                                   ---------        ---------        ---------       ---------

   Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   conversions                                     4,826,119        4,826,119        4,807,010       4,813,871
                                                   =========        =========        =========       =========

                                                                       Fiscal Year Ended
                                                 August 31,       August 31,      September 1,    September 2,
                                                     2002             2002            2001            2000
                                                     ----             ----            ----            ----
                                                  (Restated)     (Previously
                                                (See Note 1)       Reported)

Basic and diluted earnings per share:
   Income before cumulative effect of change
   in accounting principle                        $      .08       $      .06       $      .01       $     .25

   Cumulative effect of change in accounting
   principle                                               -                -                -             .04
                                                    --------         --------         --------       ---------

   Net income                                      $     .08        $     .06        $     .01       $     .29
                                                    ========         ========         ========        ========

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 2,250 in 2002, 17,750 in 2001 and 323,800 in 2000.

NOTE 6. STOCKHOLDERS' EQUITY

Each share of common stock is entitled to one vote.

In April 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") covering employees and non-employee directors. The Plan permitted options to purchase a total of 450,000 shares of common stock, of which 435,600 shares were reserved by the Company as of April 18, 2001. Such options may be incentive stock options ("ISO") or nonqualified options. The term of an option will not exceed ten years and an option is exercisable as determined by the Option Committee of the Board of Directors. The exercise price of the shares covered by an ISO may not be less than the fair market value of the shares at the time of grant. The exercise price of the shares covered by a nonqualified option is determined by the Option Committee. The options granted are generally exercisable 40% after two years and 20% per year thereafter. The Plan expired on April 18, 2001. However, the Company intends to extend the Plan termination date and grant options on a minimum of 90,000 shares upon extension of the Plan. Such options are not included in the tables below.

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

                                                                         Fiscal Year Ended
                                                       2002             2002            2001             2000
                                                       ----             ----            ----             ----
                                                    (Restated)       (Previously
                                                   (See Note 1)        Reported)

Net income-as reported                               $   389,172      $   289,622     $    46,121      $ 1,396,418
Net income-pro forma                                 $   388,198      $   288,648     $    34,455      $ 1,388,349
Net income per share-as reported, basic and          $       .08      $       .06     $       .01      $       .29
diluted
Net income per share pro forma, basic and            $       .08      $       .06     $       .01      $       .29
diluted

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

NOTE 7. INCOME TAXES

The components of income tax expense relating to income consists of the following:

                                                       Fiscal Year Ended
                       August 31, 2002       August 31, 2002      September 1, 2001     September 2, 2000
                       ---------------       ---------------      -----------------     -----------------
                          (Restated)           (Previously
                         (See Note 1)            Reported)

   Federal:
   Current                 $   157,800           $   157,800           $   121,300           $   920,090
   Deferred                     85,521                 4,400               (89,500)             (187,090)

   State:
   Current                      73,700                73,700                65,400               187,000
                            ----------            ----------            ----------            ----------

                           $   317,021           $   235,900           $    97,200           $   920,000
                            ==========            ==========            ==========            ==========

The deferred income tax (expense) benefit arises from the following temporary differences.

                                                                     Fiscal Year Ended
                                        August 31, 2002     August 31, 2002    September 1, 2001  September 2, 2000
                                        ---------------     ---------------    -----------------  -----------------
                                           (Restated)         (Previously
                                          (See Note 1)          Reported)

Uniform inventory capitalization            $     2,200         $     2,200         $     1,600        $   (10,400)
Depreciation                                     12,200              12,200              48,200            108,290
Straight-line of leases                          48,900              48,900              38,000             31,500
Amortization of incentive stock
 awards                                         (67,700)            (67,700)              1,700             57,700
Gain from demutalization                        (81,121)                  0                   0                  0
                                            ------------        -----------         -----------        -----------

                                           $    (85,521)       $     (4,400)       $     89,500       $    187,090
                                            ============        ============        ===========        ===========

The effective tax rate differs from the Federal statutory rate as follows:

                                                                     Fiscal Year Ended
                                        August 31, 2002    August 31, 2002   September 1, 2001   September 2, 2000
                                        ---------------    ---------------   -----------------   -----------------
                                          (Restated)        (Previously
                                         (See Note 1)         Reported)

Statutory tax rate                                 34.0%              34.0%              34.0%               34.0%
State and local income taxes,
  net of federal income tax benefit                 9.3                9.3               30.1                 5.3
Effect of permanent differences and
  other                                             1.6                1.6                3.7                 0.4
                                                  -----              -----              -----               -----

Effective tax rate                                 44.9%              44.9%              67.8%               39.7%
                                                  =====              =====              =====               =====

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

The tax effect of significant items comprising the Company's deferred income tax assets are as follows:

                                                                             Fiscal Year Ended
                                                                             -----------------
                                                          August 31, 2002     August 31, 2002    September 1, 2001
                                                          ---------------     ---------------    -----------------
                                                            (Restated)         (Previously
                                                           (See Note 1)          Reported)

Current deferred income tax assets:
Uniform inventory capitalization                             $   789,846         $   789,846          $   787,646
Amortization of restricted stock awards                                0                   0               67,700
                                                               ---------           ---------            ---------
                                                                 789,846             789,846              855,346
                                                               ---------           ---------            ---------

Non-current deferred income tax assets:
Gain from demutualization                                       (128,610)                  0                    0
Straight-line of leases                                          249,573             249,573              200,673
Difference between book and tax depreciation  methods            247,529             247,529              235,329
Net operating losses for State purposes                          721,597             721,597              620,205
Valuation allowance                                             (721,597)           (721,597)            (620,205)
                                                               ---------           ---------            ---------
                                                                 368,492             497,102              436,002
                                                               ---------           ---------            ---------

Total deferred income tax asset                              $ 1,158,338         $ 1,286,948          $ 1,291,348
                                                              ==========          ==========            =========

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

NOTE 9. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of selected quarterly financial data (in thousands of dollars, except per share amounts):

                                                                    Fiscal Quarter Ended
                                                                    --------------------
                                        December 1,     December 1,       March 2,         June 1,        August 31,
2002                                      2001(a)           2001            2002             2002            2002
----                                      ----              ----            ----             ----            ----
                                        (Restated)     (Previously
                                                        Reported)

Net sales                                $  32,552       $  32,552       $  28,931        $  25,523       $  23,667
Gross profit                                12,281          12,281           9,836            9,324           7,856
Net income (loss)                            1,490           1,390             129               90          (1,320)

Earnings (loss) per common share:
  Basic & Diluted                              .31             .29             .03              .02           (.27)

                                                                       Fiscal Quarter Ended
                                                                       --------------------
                                                        December 2,       March 3,         June 2,       September 1,
2001                                                        2000            2001             2001            2001
----                                                        ----            ----             ----            ----

Net sales                                                $  30,048       $  25,760        $  23,692       $  21,388
Gross profit                                                11,442           8,995            8,379           6,940
Net income (loss)                                            1,282              44               46          (1,326)

Earnings (loss) per common share:
  Basic & Diluted                                              .27             .01              .01           (.27)

The sum of the four quarters may not equal the full year computation due to rounding.

(a) The following table shows the impact of the restatement related to the dumutualization of the life insurance policies (see Note 1 "Recent Developments") from the previously filed financial statements as of December 1, 2001 and for the three months then ended (unaudited):

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

   Name                                                        tate Incorporated

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

                                  EXHIBIT 23.1

                                 RAG SHOPS, INC.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have reissued our report dated November 13, 2002, except for the item titled "Recent Developments" in Note 1, as to which the date is January 23, 2004, accompanying the consolidated financial statements of Rag Shops, Inc. and Subsidiaries included in the Form 10-K/A for the year ended August 31, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statement of Rag Shops, Inc. and Subsidiaries on Form S-8 (File No. 333-86489, effective September 2, 1999).





GRANT THORNTON LLP


Edison, New Jersey
January 23, 2004

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss.1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 2002 (the "Report").

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


                                                /s/ Stanley Berenzweig
                                                ----------------------
                                                Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. ss.1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 2002 (the "Report").

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


                                            /s/ Steven B. Barnett
                                            ---------------------
                                            Acting Chief Financial Officer