Form 10-Q/A
period 2002-11-30
RAG SHOPS INC
filed 2004-01-28
CIK 874385

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended November 30, 2002.

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

The fair market value of the Shares as of the close of business on November 30, 2002 was $283,214. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended November 30, 2002, as originally filed on January 10, 2003, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Condensed consolidated balance sheets - November 30, 2002 (unaudited and restated), December 1, 2001 (unaudited and previously
       restated) and August 31, 2002 (previously restated)                    4

     Condensed consolidated statements of income - three months ended
       November 30, 2002 (unaudited) and December 1, 2001 (unaudited
       and previously restated)                                               5

     Condensed consolidated statements of cash flows - three months ended November 30, 2002 (unaudited) and December 1, 2001
      (unaudited and previously restated)                                     6

     Notes to condensed consolidated financial statements                  7-10

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                              11-14

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         14

  Item 4. Controls and Procedures                                            14

Part II - OTHER INFORMATION

  Items 1. - 5.                                                              15

  Item  6. Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   15

CERTIFICATIONS                                                            16-17


EXHIBITS
      99.1  Certification
      99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                    November 30,     November 30,     December 1,      August 31,
                                                        2002             2002            2001             2002
                                                        ----             ----            ----             ----
                                                     (Unaudited       (Unaudited      (Unaudited        (Note A)
                                                    and Restated)   and Previously  and Previously
                                                                      Reported)        Restated)
                     ASSETS
CURRENT ASSETS:
  Cash                                                 $   2,433        $   2,433       $   6,320        $     959
  Investment in common stock                                 283                -             224              286
  Merchandise inventories                                 29,812           29,812          24,883           30,327
  Prepaid expenses                                           655              655             445            1,249
  Other current assets                                       705              705             447              454
  Deferred taxes                                             790              790             855              790
                                                         -------          -------         -------          -------

              Total current assets                        34,678           34,395          33,174           34,065

  Property and equipment, net                              4,282            4,282           4,044            4,251
  Deferred income taxes                                      370              497             336              369
  Other assets                                                41               41              49               43
                                                         -------          -------         -------          -------

TOTAL ASSETS                                           $  39,371        $  39,215       $  37,603        $  38,728
                                                         =======          =======         =======          =======

       LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                               $   9,854        $   9,854       $   7,902        $  10,308
  Accrued expenses and other current liabilities           3,637            3,637           3,244            2,797
  Accrued salaries and wages                               1,066            1,066             768            1,298
  Income taxes payable                                       136              136             454              156
                                                         -------          -------         -------          -------

            Total current liabilities                     14,693           14,693          12,368           14,559


STOCKHOLDERS' EQUITY:
  Common stock                                                48               48              48               48
  Additional paid-in capital                               6,236            6,236           6,236            6,236
  Unamortized restricted stock awards                          -                -              (1)               -
  Retained earnings                                       18,402           18,302          18,992           17,891
  Unrealized gain on investment in common
      stock, net of tax                                       56                -              24               58
  Treasury stock, at cost, 26,880 shares                     (64)             (64)            (64)             (64)
                                                         --------         --------        --------         --------

           Total stockholders' equity                     24,678           24,522          25,235           24,169
                                                         -------          -------         -------          -------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $  39,371        $  39,215       $  37,603        $  38,728
                                                         =======          =======         =======          =======

Note A: Previously restated and derived from the August 31, 2002 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                         Three Months Ended
                                                         ------------------
                                                    November 30,     December 1,
                                                        2002            2001
                                                        ----            ----
                                                                    (Previously
                                                                     Restated)

   Net sales                                           $ 33,357        $ 32,552
   Cost of merchandise sold and occupancy costs          21,248          20,271
                                                         ------          ------

   Gross profit                                          12,109          12,281

   Selling, general and administrative expenses          11,175          10,008
                                                         ------          ------

                                                            934           2,273
   Gain from demutualization                                  -             181
                                                         ------          ------

   Income from operations                                   934           2,454
   Interest (expense) income, net                            (5)              5
                                                         -------         ------

   Income before provision for income taxes                 929           2,459
   Provision for income taxes                               418             969
                                                         ------          ------

   Net income                                          $    511        $  1,490
                                                         ======          ======

   EARNINGS PER COMMON SHARE:

   Basic and diluted                                   $    .11        $    .31
                                                         ======          ======

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                      Three Months Ended
                                                            November 30, 2002     December 1, 2001
                                                            -----------------     ----------------
                                                                                     (Previously
                                                                                      Restated)
Cash flows from operating activities:
   Net income                                                    $     511             $   1,490
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     332                   326
     Gain from demutualization                                           -                  (181)
     Deferred income taxes                                               -                    81
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                           515                 2,924
     Prepaid expenses                                                  594                   749
     Other current assets                                             (251)                 (293)
     Other assets                                                        2                     -
    Increase (decrease) in:
     Accounts payable-trade                                           (454)                 (446)
     Accrued expenses and other current liabilities                    840                   564
     Accrued salaries and wages                                       (232)                   48
     Income taxes payable                                              (20)                  289
                                                                   -------               -------

   Net cash provided by operating activities                         1,837                 5,551
                                                                   -------               -------

 Cash flows from investing activities:
   Payments for purchases of property and equipment                   (363)                 (184)
                                                                   -------               -------

   Net cash used in investing activities                              (363)                 (184)
                                                                   -------               -------

Cash flows from financing activities
    Proceeds from issuance of note payable - bank                    6,750                 3,325
    Repayments of note payable - bank                               (6,750)               (3,325)
                                                                   -------               -------

   Net cash provided by financing activities                             0                     0
                                                                   -------               -------

 Net increase in cash                                                1,474                 5,367
 Cash, beginning of period                                             959                   953
                                                                   -------               -------

 Cash, end of period                                             $   2,433             $   6,320
                                                                   =======               =======

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                      $       5             $       -
                                                                   =======               =======

   Income taxes                                                  $       2             $       6
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

The fair market value of the Shares as of the close of business on November 30, 2002 was $283,214. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements.

The following table shows the impact of the restatement from the previously filed financial statements as of November 30, 2002 and for the three months then ended (unaudited):


                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                                          (Amounts in thousands)

Current assets - Investment in common stock                $          -        $        283        $        283
Deferred income taxes - long term                                   497                (127)                370
Stockholders' equity - Unrealized gain on
   investment in common stock, net of taxes                           -                  56                  56
Stockholders' equity - Retained earnings                         18,302                 100              18,402
Other comprehensive income (loss)                                     -                  (2)                 (2)
Total comprehensive income                                          511                  (2)                509

The Company did not previously file a Schedule of Comprehensive Income as there were no differences between net income and total comprehensive income. The Schedule of Comprehensive Income is as follows:

                                                                         Three Months Ended
                                                                         ------------------
                                                                 November 30,            December 1,
                                                                     2002                  2001
                                                                     ----                  ----
                                                                      (Amounts in thousands)

Net income                                                      $        511          $      1,490
Other comprehensive income, net of taxes:
    Unrealized gain (loss) on investment in common stock                  (2)                   24
                                                                -------------         ------------

Total comprehensive income (loss)                               $        509          $      1,514
                                                                ============          ============

The following table shows the impact of the restatement from the previously filed financial statements as of December 1, 2001 and for the three months then ended (unaudited):

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                             (Amounts in thousands except earnings per share)

Current assets - Investment in common stock                $          -        $        224        $        224
Deferred income taxes - long term                                   436                (100)                336
Stockholders' equity - Unrealized gain on
   investment in common stock, net of taxes                           -                  24                  24
Stockholders' equity - Retained earnings                         18,892                 100              18,992
Gain from demutualization                                             -                 181                 181
Provision for income taxes                                          888                  81                 969
Net income                                                        1,390                 100               1,490
Other comprehensive income                                            -                  24                  24
Total comprehensive income                                        1,390                 124               1,514
Earnings per share - Basic and diluted                      $      0.29         $      0.02         $      0.31

The following table shows the impact of the restatement from the previously filed financial statements as of August 31, 2002 and for the fiscal year then ended:

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                                          (Amounts in thousands)

Current assets - Investment in common stock                $          -        $        286        $        286
Deferred income taxes - long term                                   497                (128)                369
Stockholders' equity - Unrealized gain on
   investment in common stock, net of taxes                           -                  58                  58
Stockholders' equity - Retained earnings                         17,791                 100              17,891

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended
                                             November 30,         December 1,
                                                 2002                 2001
                                                 ----                  ----
                                                                  (Previously
                                                                   Restated)

  Numerator for basic and diluted
     earnings per share:

  Net income                                $     511,000        $   1,490,000
                                              ===========          ===========

  Denominator:
     Denominator for basic earnings per
       share-weighted average shares            4,797,983            4,799,183

     Effect of dilutive securities:
       Employee stock options                      37,620                1,221
                                              -----------          -----------

     Denominator for diluted earnings per
       share-adjusted weighted average
       shares and assumed conversions           4,835,603            4,800,404
                                              ===========          ===========

  Basic and diluted earnings per share      $         .11        $         .31
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

                                                                  Three Months Ended
                                                                  ------------------
                                                          November 30,          December 1,
                                                              2002                  2001
                                                              ----                  ----
                                                                                (Previously
                                                                                 Restated)

    Net sales                                                  100.0%                100.0%
    Cost of merchandise sold and
        occupancy costs                                         63.7                  62.3
                                                            --------              --------

    Gross profit                                                36.3                  37.7
    Selling, general and administrative expenses                33.5                  30.7
    Gain from demutualization                                      -                   0.6
                                                            --------              --------

    Income from operations                                       2.8                   7.6
                                                            --------              --------
    Net income                                                   1.5%                  4.6%
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

Selling, general and administrative expenses increased $1,167,000 for the three months ended November 30, 2002 and, as a percentage of net sales, increased 2.8% compared to the three months ended December 1, 2001. Additional advertising, payroll and payroll related expense, and higher insurance costs were the primary causes of the rise. Advertising expense increased as a result of additional advertising in the first quarter this year compared to the comparable period last year. Selling payroll increased in support of higher sales and increased store square footage due to the new larger stores, and administrative payroll grew through the addition of management personnel to fill both new positions

                        RAG SHOPS, INC. AND SUBSIDIARIES

and positions that were vacant in the prior comparable period. Insurance costs rose as a result of adverse market conditions when the Company's insurance policies were renewed in the third and fourth fiscal quarters last year. The increase in selling, general and administrative expenses as a percentage of net sales was principally due to the decrease in comparable store sales noted above.

The $10,000 change in interest (expense) income, net is principally due to the one week Thanksgiving calendar change as previously mentioned, resulting in a reduction in investment cash and, therefore, interest income from investment cash being insufficient to offset interest expense. See "Liquidity and Capital Resources".

Net income decreased $979,000 for the three months ended November 30, 2002 compared to the three months ended December 1, 2001 as a result of fewer holiday selling days, as mentioned above, the increase in selling, general and administrative expenses, the gain from demutualization in the comparable prior period, and the change in interest (expense) income, net.

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

The Company's working capital increased $479,000 for the three months ended November 30, 2002 as compared to the August 31, 2002 amount primarily because the Company retained its net income for this period.

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

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

                        RAG SHOPS, INC. AND SUBSIDIARIES

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on January 27, 2004; and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                        TITLE(S)                      DATE

/S/ STANLEY BERENZWEIG           Principal Executive           January 27, 2004
----------------------           and Director
 Stanley Berenzweig

                                 CERTIFICATIONS

I, Steven B. Barnett, certify that:

1. I have reviewed this quarterly report on Form 10-QA of Rag Shops, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on January 27, 2004; and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                   TITLE(S)                         DATE

/S/ STEVEN B. BARNETT       Executive Vice President and     January 27, 2004
---------------------       Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss.1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly report on Form 10-Q/A for the quarter ended November 30, 2002 (the "Report").

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


                                                /S/ Stanley Berenzweig
                                                ----------------------
                                                Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. ss.1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly report on Form 10-Q/A for the quarter ended November 30, 2002 (the "Report").

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


                                                /S/Steven B. Barnett
                                                Acting Chief Financial Officer