Form 10-Q/A
period 2003-03-01
RAG SHOPS INC
filed 2004-01-28
CIK 874385

FORM 10-Q/A
                                (Amendment No. 2)

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

                          EXPLANATORY NOTE - AMENDMENT


This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended March 1, 2003

In December 2003, the Company received a check from Principal Financial Group, Inc. ("Principal") reflecting dividends payable in connection with common stock of Principal. Receipt of the dividend check prompted a Company inquiry which revealed that, due to its ownership of certain life insurance policies issued by Principal Life Insurance Company, a subsidiary of Principal, and maintained by the Company for certain key executive officers, the Company had received 9,766 shares of Principal's common stock (the "Shares") in December 2001 as consideration in the demutualization of Principal's predecessor. The effective date of the demutualization was in October 2001 and the Shares were issued in December 2001 to one of the Company's subsidiaries, the owner of the life insurance policies, in book-entry form as uncertificated shares and maintained in an account with Mellon Investor Services established by Principal in connection with its demutualization transaction. The Company had not previously recognized or recorded the Shares issued pursuant to such event.

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

The fair market value of the Shares as of the close of business on March 1, 2003 was $269,249. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended March 1, 2003, as originally filed on April 4, 2003 and previously amended on June 20, 2003, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed consolidated balance sheets - March 1, 2003 (unaudited and restated), March 2, 2002 (unaudited and previously restated)
        and August 31, 2002 (previously restated)                            4

      Condensed consolidated statements of income - three and six months ended March 1, 2003 (unaudited) and March 2, 2002 (unaudited and
        previously restated)                                                 5

      Condensed consolidated statements of cash flows - six months ended
        March 1, 2003 (unaudited) and March 2, 2002 (unaudited and
        previously restated)                                                 6

      Notes to condensed consolidated financial statements                7-10

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     11-14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk       14

   Item 4. Controls and Procedures                                          15

Part II - OTHER INFORMATION

   Item  4. Submission of Matters to a Vote of Security Holders             16

   Item  6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                  16

CERTIFICATIONS                                                           17-18

EXHIBITS
      99.1  Certification
      99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                      March 1,         March 1,        March 2,        August 31,
                                                        2003             2003            2002             2002
                                                        ----             ----            ----             ----
                                                     (Unaudited       (Unaudited      (Unaudited)       (Note A)
                                                    and Restated)   and Previously  and Previously
                                                                      Reported)        Restated)
                     ASSETS
CURRENT ASSETS:
  Cash                                                 $   2,048        $   2,048       $   5,964        $     959
  Investment in common stock                                 269                -             242              286
  Merchandise inventories                                 28,525           28,525          25,880           30,327
  Prepaid expenses                                           230              230             460            1,249
  Other current assets                                       610              610             520              454
  Deferred taxes                                             790              790             855              790
                                                         -------          -------         -------          -------

              Total current assets                        32,472           32,203          33,921           34,065

  Property and equipment, net                              4,648            4,648           3,736            4,251
  Deferred income taxes                                      374              497             328              369
  Other assets                                                35               35              47               43
                                                         -------          -------         -------          -------

TOTAL ASSETS                                           $  37,529        $  37,383       $  38,032        $  38,728
                                                         =======          =======         =======          =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                               $   7,743        $   7,743       $   8,432        $  10,308
  Accrued expenses and other current liabilities           2,845            2,845           2,931            2,797
  Accrued salaries and wages                               1,055            1,055             798            1,298
  Deferred Income                                            931              931               -                -
  Income taxes payable                                       196              196             496              156
                                                         -------          -------         -------          -------

            Total current liabilities                     12,770           12,770          12,657           14,559


STOCKHOLDERS' EQUITY:
  Common stock                                                48               48              48               48
  Additional paid-in capital                               6,236            6,236           6,236            6,236
  Retained earnings                                       18,493           18,393          19,121           17,891
  Unrealized gain on investment in common
      stock, net of taxes                                     46                -              34               58
  Treasury stock, at cost, 26,880 shares                     (64)             (64)            (64)             (64)
                                                         --------         --------        -------          --------

           Total stockholders' equity                     24,759           24,613          25,375           24,169
                                                         -------          -------         -------          -------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             $  37,529        $  37,383       $  38,032        $  38,728
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

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)


                                         Three Months Ended            Six Months Ended
                                       March 1,      March 2,       March 1,      March 2,
                                         2003          2002           2003          2002
                                         ----          ----           ----          ----
                                                                                (Previously
                                                                                  Restated)

      Net sales                         $  30,672     $  28,931      $  64,029     $  61,483
      Cost of merchandise
         sold and occupancy
         Costs                             19,782        18,900         40,692        38,796
                                          -------       -------        -------       -------

      Gross profit                        10,890        10,031         23,337        22,687

      Selling, general and
         administrative
         expenses                          10,730         9,839         22,243        20,222
                                          -------       -------        -------       -------

      Income from operations                  160           192          1,094         2,465
      Gain from demutualization                 -             -              -           181
                                          -------       -------        -------       -------

      Income from operations                  160           192          1,094         2,646
      Interest income, net                      6            20              1            25
                                          -------       -------        -------       -------

      Income before provision
         for income taxes                     166           212          1,095         2,671
      Provision for income
           taxes                               75            83            493         1,052
                                          -------       -------        -------       -------

      Net income                        $      91     $     129      $     602     $   1,619
                                          =======       =======        =======       =======

      EARNINGS PER
         COMMON SHARE:
      Basic and diluted                 $     .02     $     .03      $     .13     $     .34
                                          =======       =======        =======       =======

See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                      Six Months Ended
                                                            March 1, 2003          March 2, 2002
                                                            -------------          -------------
                                                                                (Previously Restated)
Cash flows from operating activities:
   Net income                                                 $     602               $   1,619
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                  663                     655
     Loss on disposition of property and equipment                   34                      44
     Amortization of restricted stock awards                          -                       1
     Amortization of deferred income                               (465)                      -
     Gain from demutualization                                        -                    (181)
     Deferred income taxes                                            -                      81
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories (see Note)                           3,198                   1,927
     Prepaid expenses                                             1,019                     734
     Other current assets                                          (156)                   (366)
     Other assets                                                     8                       2
    Increase (decrease) in:
     Accounts payable-trade                                      (2,565)                     84
     Accrued expenses and other current liabilities                  14                     226
     Accrued salaries and wages                                    (243)                     78
     Income taxes payable                                            40                     331
                                                                -------                 -------

   Net cash provided by operating activities                      2,149                   5,235
                                                                -------                 -------

 Cash flows from investing activities:
   Payments for purchases of property and
     Equipment                                                   (1,060)                   (224)
                                                                --------                -------

   Net cash used in investing activities                         (1,060)                   (224)
                                                                --------                -------

Cash flows from financing activities
      Proceeds from issuance of note payable - bank               6,750                   3,325
    Repayments of note payable - bank                            (6,750)                 (3,325)
                                                                -------                 -------

   Net cash provided by financing activities                          -                       -
                                                                -------                 -------

 Net increase in cash                                             1,089                   5,011
 Cash, beginning of period                                          959                     953
                                                                -------                 -------

 Cash, end of period                                          $   2,048               $   5,964
                                                                =======                 =======

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                   $       5               $       -
                                                                =======                 =======

   Income taxes                                               $      17               $      47
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

The fair market value of the Shares as of the close of business on March 1, 2003 was $269,249. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements.

The following table shows the impact of the restatement from the previously filed financial statements as of March 1, 2003 and for the three months then ended (unaudited):

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                                          (Amounts in thousands)

Current assets - Investment in common stock                $          -        $        269        $        269
Deferred income taxes - long term                                   497                (123)                374
Stockholders' equity - Unrealized gain on
   investment in common stock, net of taxes                           -                  46                  46
Stockholders' equity - Retained earnings                         18,393                 100              18,493
Other comprehensive income (loss)                                     -                 (10)                (10)
Total comprehensive income                                           91                 (10)                 81

The following table shows the impact of the restatement from the previously filed financial statements as of March 1, 2003 and for the six months then ended (unaudited):

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                                         (Amounts in thousands)

Other comprehensive income (loss)                          $          -        $        (12)       $        (12)
Total comprehensive income                                          602                 (12)                590

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

The following table shows the impact of the restatement from the previously filed financial statements, as of March 2, 2002 and for the six months then ended (unaudited):

                                                            Previously
                                                             Reported         Adjustments           Restated
                                                             --------         -----------           --------
                                                             (Amounts in thousands except earnings per share)

Gain from demutualization                                  $          -        $        181      $        181
Provision for income taxes                                          971                  81             1,052
Net income                                                        1,519                 100             1,619
Other comprehensive income                                            -                  34                34
Total comprehensive income                                        1,519                 134             1,653
Earnings per share - Basic                                  $      0.32         $      0.02       $      0.34
Earnings per share - Diluted                                $      0.31         $      0.03       $      0.34

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

The Company did not previously file a Schedule of Comprehensive Income as there were no differences between net income and total comprehensive income. The Schedule of Comprehensive Income is as follows:


                                                        Three Months Ended                Six Months Ended
                                                        ------------------                ----------------
                                                     March 1,         March 2,        March 1,        March 2,
                                                       2003             2002            2003            2002
                                                       ----             ----            ----            ----
                                                      (Amounts in thousands)           (Amounts in thousands)

Net income                                           $      91        $     129       $      602      $      1,619
Other comprehensive income, net of taxes:
    Unrealized gain (loss) on investment in
        common stock                                       (10)              10              (12)               34
                                                     ----------       ---------       -----------     ------------

Total comprehensive income                           $      81        $     139       $      590      $      1,653
                                                     =========        =========       ==========      ============

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended                    Six Months Ended
                                               ------------------                    ----------------
                                           March 1,           March 2,          March 1,           March 2,
                                             2003               2002              2003               2002
                                             ----               ----              ----               ----
                                                                                                 (Previously
                                                                                                  Restated)

Numerator for basic and diluted earnings per share:

Net income                               $     91,000       $    129,000      $    602,000       $  1,619,000
                                          ===========        ===========        ==========        ===========

Denominator:
 Denominator for basic earnings per
  share-weighted average shares             4,797,983          4,799,183         4,797,983          4,799,183
 Effect of dilutive securities:
  Employee stock options                       18,810             19,042            30,032             11,411
                                          -----------       ------------      ------------       ------------

Denominator for diluted
  earnings per share adjusted
  weighted average shares
  and assumed conversions                   4,816,793          4,818,225         4,828,015          4,810,594
                                          -----------        -----------       -----------        -----------

Basic and diluted earnings
 per share                              $         .02      $         .03     $         .13      $         .34
                                          ===========        ===========       ===========        ===========

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

                                           Three Months Ended               Six Months Ended
                                        March 1,        March 2,        March 1,        March 2,
                                          2003            2002            2003            2002
                                          ----            ----            ----            ----
                                                                                      (Previously
                                                                                       Restated)

   Net sales                                100.0%          100.0%          100.0%          100.0%
   Cost of merchandise
     sold and occupancy
     costs                                   64.5            65.3            63.6            63.1
                                        ---------       ---------       ---------       ---------

   Gross profit                              35.5            34.7            36.4            36.9
   Selling general and
     administrative expenses                 35.0            34.0            34.7            32.9
   Gain from demutualization                    -               -               -             0.3
                                        ---------       ---------       ---------       ---------

   Income from operations                     0.5             0.7             1.7             4.3
                                        ---------       ---------       ---------       ---------

   Net Income                                 0.3%            0.4%            0.9%            2.6%
                                        ---------       ---------       ---------       ---------

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

Net income declined by $38,000 and $1,017,000 for the three and six months ended March 1, 2003, respectively, as compared to the prior comparable periods. These decreases are due mainly to the increase in selling, general and administrative expenses, and in the six month period an increase, as a percentage of net sales, in the cost of merchandise sold and occupancy costs, that was partially offset in the three month period by a reduction in the cost of merchandise sold and occupancy costs as a percentage of net sales.

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

The Company's working capital increased $196,000 for the six months ended March 1, 2003 as compared to the August 31, 2002 amount primarily because the Company retained its net income for this period.

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

                                   RAG SHOPS, INC.


Date: January 27, 2004             /S/ Stanley Berenzweig
                                   ----------------------
                                   Stanley Berenzweig
                                   Chairman of the Board and
                                   Chief Executive Officer

Date: January 27, 2004             /S/ Steven B. Barnett
                                   ---------------------
                                   Steven B. Barnett
                                   Acting Principal Financial Officer, and
                                   Acting Principal Accounting Officer

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