Form 10-Q/A
period 2003-05-31
RAG SHOPS INC
filed 2004-01-28
CIK 874385

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended May 31, 2003.

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

The fair market value of the Shares as of the close of business on May 31, 2003 was $310,168. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended May 31, 2003, as originally filed on July 15, 2003, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed consolidated balance sheets - May 31, 2003 (unaudited and restated), June 1, 2002 (unaudited and previously restated) and
       August 31, 2002 (previously restated)                                  4

    Condensed consolidated results of operations - three and nine months ended May 31, 2003 (unaudited) and June 1, 2002 (unaudited
       and previously restated)                                               5

    Condensed consolidated statements of cash flows - nine months ended
       May 31, 2003 (unaudited) and June 1, 2002 (unaudited and
       previously restated)                                                   6

    Notes to condensed consolidated financial statements                   7-13

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      14-17

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17-18

  Item 4.  Controls and Procedures                                           18

Part II - OTHER INFORMATION

  Items 1.- 5.                                                               19

  Item  6. Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                   19

CERTIFICATIONS                                                            20-21

EXHIBITS
      99.1  Certification
      99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                       May 31,         May 31,          June 1,        August 31,
                                                        2003             2003            2002             2002
                                                        ----             ----            ----             ----
                                                     (Unaudited       (Unaudited      (Unaudited        (Note A)
                                                    and Restated)   and Previously  and Previously
                                                                       Reported)        Restated)
                     ASSETS
CURRENT ASSETS:
  Cash                                                 $   2,283        $   2,283       $   4,347        $     959
  Investment in common stock                                 310                -             297              286
  Merchandise inventories                                 27,449           27,449          26,293           30,327
  Prepaid expenses                                           851              851             777            1,249
  Other current assets                                       436              436             362              454
  Deferred taxes                                             790              790             855              790
                                                         -------          -------         -------          -------

              Total current assets                        32,119           31,809          32,931           34,065

  Property and equipment, net                              4,686            4,686           3,714            4,251
  Deferred income taxes                                      361              497             303              369
  Other assets                                                33               33              48               43
                                                         -------          -------         -------          -------

TOTAL ASSETS                                           $  37,199        $  37,025       $  36,996        $  38,728
                                                         =======          =======         =======          =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                               $   7,628        $   7,628       $   7,355        $  10,308
  Accrued expenses and other current liabilities           3,363            3,363           2,841            2,797
  Accrued salaries and wages                                 748              748             764            1,298
  Deferred income                                            756              756               -                -
  Income taxes payable                                       169              169             541              156
                                                         -------          -------         -------          -------

            Total current liabilities                     12,664           12,664          11,501           14,559


STOCKHOLDERS' EQUITY:
  Common stock                                                48               48              48               48
  Additional paid-in capital                               6,236            6,236           6,236            6,236
  Retained earnings                                       18,241           18,141          19,211           17,891
  Unrealized gain on investment in common
      stock, net of tax                                       74                -              64               58
  Treasury stock, at cost, 26,880 shares                     (64)             (64)            (64)             (64)
                                                         -------          -------         -------          --------

           Total stockholders' equity                     24,535           24,361          25,495           24,169
                                                         -------          -------         -------          -------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $  37,199        $  37,025       $  36,996        $  38,728
                                                         =======          =======         =======          =======


Note A: Previously restated and derived from the August 31, 2002 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                  Three Months Ended                  Nine Months Ended
                                                  ------------------                  -----------------
                                               May 31,          June 1,           May 31,           June 1,
                                                2003              2002              2003             2002
                                                ----              ----              ----             ----
                                                                                                  (Previously
                                                                                                   Restated)


Net sales                                     $  27,920        $  25,523         $  91,949         $  87,006
Cost of merchandise sold, occupancy
   and distribution costs                        18,733           16,587            61,094            56,902
                                                -------          -------           -------           -------

Gross profit                                      9,187            8,936            30,855            30,104

Selling, general and
    administrative expenses                       9,646            8,802            30,221            27,505
                                                -------          -------           -------           -------

                                                   (459)             134               634             2,599
Gain from demutualization                             -                -                 -               181
                                                -------          -------           -------           -------

Income (loss) from operations                      (459)             134               634             2,780
Interest income, net                                  1               14                 2                39
                                                -------          -------           -------           -------

Income (loss) before income tax
   provision (benefit)                             (458)             148               636             2,819
Income tax provision (benefit)                     (207)              58               286             1,110
                                                --------         -------           -------           -------


Net income (loss)                             $    (251)       $      90         $     350         $   1,709
                                                ========         =======           =======           =======

EARNINGS (LOSS) PER COMMON
   SHARE:

Basic                                         $   (.05)        $     .02         $     .07         $     .36
                                                =======          =======           =======           =======

Diluted                                       $   (.05)        $     .02         $     .07         $     .35
                                                =======          =======           =======           =======

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:

Basic                                         4,797,983        4,799,183         4,797,983         4,799,183
                                              =========        =========         =========         =========

Diluted                                       4,797,983        4,834,724         4,825,987         4,820,468
                                              =========        =========         =========         =========


See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                            Nine Months Ended
                                                                 May 31, 2003                June 1, 2002
                                                                 ------------                ------------
                                                                                         (Previously Restated)

Cash flows from operating activities:
   Net income                                                    $     350                   $   1,709
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                   1,007                         990
     Loss on disposition of property and equipment                      31                          56
     Amortization of deferred income                                  (640)                          -
     Amortization of restricted stock awards                             -                           1
     Gain from demutualization                                           -                        (181)
     Deferred income taxes                                               -                          81
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                         4,274                       1,514
     Prepaid expenses                                                  398                         417
     Other current assets                                               18                        (208)
     Other assets                                                       10                           1
    Increase (decrease) in:
     Accounts payable-trade                                         (2,680)                       (993)
     Accrued expenses and other current liabilities                    566                         161
     Accrued salaries and wages                                       (550)                         44
     Income taxes payable                                               13                         376
                                                                   -------                     -------

   Net cash provided by operating activities                         2,797                       3,968
                                                                   -------                     -------

Cash flows from investing activities:
   Payments for purchases of property and
     equipment                                                      (1,473)                       (574)
                                                                   --------                    -------

    Net cash used in investing activities                           (1,473)                       (574)
                                                                   --------                    -------

Cash flows from financing activities:
   Proceeds from issuance of note payable - bank                     6,750                       3,325
   Repayments of note payable - bank                                (6,750)                     (3,325)
                                                                   --------                    --------
   Net cash provided by financing activities                             -                           -
                                                                   -------                     -------

Net increase in cash                                                 1,324                       3,394
Cash, beginning of period                                              959                         953
                                                                   -------                     -------

Cash, end of period                                              $   2,283                   $   4,347
                                                                   =======                     =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest paid                                               $       5                   $       -
                                                                   =======                     =======

     Income taxes paid                                           $      57                   $      65
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

The fair market value of the Shares as of the close of business on May 31, 2003 was $310,168. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements.

The following table shows the impact of the restatement from the previously filed financial statements as of May 31, 2003 and for the three months then ended (unaudited):

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                                          (Amounts in thousands)

Current assets - Investment in common stock                $          -        $        310        $        310
Deferred income taxes - long term                                   497                (136)                361
Stockholders' equity - Unrealized gain on
   investment in common stock, net of taxes                           -                  74                  74
Stockholders' equity - Retained earnings                         18,141                 100              18,241
Other comprehensive income                                            -                  28                  28
Total comprehensive income (loss)                                  (251)                 28                (223)

The following table shows the impact of the restatement from the previously filed financial statements as of May 31, 2003 and for the nine months then ended (unaudited):

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                                          (Amounts in thousands)

Other comprehensive income                                 $          -        $         16        $         16
Total comprehensive income                                          350                  16                 366

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

The following tables show the impact of the restatement from the previously filed financial statements, as of June 1, 2002 and for the nine months then ended:

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                             (Amounts in thousands except earnings per share)

Gain from demutualization                                  $          -        $        181      $        181
Provision for income taxes                                        1,029                  81             1,110
Net income                                                        1,609                 100             1,709
Other comprehensive income                                            -                  64                64
Total comprehensive income                                        1,609                 164             1,773
Earnings per share - Basic                                  $      0.34         $      0.02       $      0.36
Earnings per share - Diluted                                $      0.33         $      0.02       $      0.35

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

The Company did not previously file a Schedule of Comprehensive Income as there were no differences between net income and total comprehensive income. The Schedule of Comprehensive Income is as follows:

                                                         Three Months Ended                Nine Months Ended
                                                         ------------------                -----------------
                                                       May 31,         June 1,         May 31,          June 1,
                                                        2003             2002            2003            2002
                                                        ----             ----            ----            ----
                                                       (Amounts in thousands)           (Amounts in thousands)

Net income (loss)                                    $    (251)       $      90       $      350      $      1,709
Other comprehensive income, net of taxes:
    Unrealized gain on investment in
        common stock                                        28               30               16                64
                                                     ---------        ---------       ----------      ------------

Total comprehensive income (loss)                    $    (223)       $     120       $      366      $      1,773
                                                     ==========       =========       ==========      ============

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

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), using the assumptions described below to its stock based employee plans:


                                                      Three Months Ended                 Nine Months Ended
                                                      ------------------                 -----------------
                                                   May 31,          June 1,           May 31,          June 1,
                                                    2003              2002             2003             2002
                                                    ----              ----             ----             ----
                                                                                                     (Previously
                                                                                                      Restated)

Net income (loss), as reported                    $  (251,000)     $     90,000      $   350,000     $  1,709,000

Deduct: Total stock based employee
  compensation determined under fair
  value based method for options granted,
  modified, or settled, net of related tax
  effects                                               2,000                 -            3,000            1,000
                                                    ---------        ----------       ----------      -----------

  Pro forma net income (loss)                     $ (253,000)      $     90,000      $   347,000     $  1,708,000
                                                    =========        ==========       ==========      ===========

Earnings (loss) per share
  Basic - as reported                             $     (.05)      $        .02      $       .07     $        .36
                                                    =========        ==========       ==========      ===========
  Basic - pro forma                               $     (.05)      $        .02      $       .07     $        .36
                                                    =========        ==========       ==========      ===========

  Diluted - as reported                           $     (.05)      $        .02      $       .07     $        .35
                                                    =========        ==========       ==========      ===========
  Diluted - pro forma                             $     (.05)      $        .02      $       .07     $        .35
                                                    =========        ==========       ==========      ===========

The assumptions used for the fair value calculation are as follows:

                                                      Three Months Ended                 Nine Months Ended
                                                      ------------------                 -----------------
                                                   May 31,          June 1,           May 31,          June 1,
                                                    2003              2002             2003             2002
                                                    ----              ----             ----             ----

Volatility                                            30%              30%               30%              30%
Risk free rate                                         5%               5%                5%               5%
Dividend yield                                        -                -                 -                -

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                   Three Months Ended                  Nine Months Ended
                                                   ------------------                  -----------------
                                               May 31,           June 1,           May 31,           June 1,
                                                2003              2002               2003             2002
                                                ----              ----               ----             ----
                                                                                                   (Previously
                                                                                                    Restated)

Numerator for basic and diluted arnings per share:

Net income (loss)                             $  (251,000)     $     90,000       $   350,000      $  1,709,000
                                                ==========       ==========        ==========       ===========

Denominator:
   Denominator for basic earnings per
     share-weighted average shares              4,797,983         4,799,183         4,797,983         4,799,183

   Effect of dilutive securities:
     Employee stock options                             -            35,541            28,004            21,285
                                                ---------        ----------        ----------       -----------

   Denominator for diluted earnings per
     share-adjusted weighted average
     shares and assumed conversions             4,797,983         4,834,724         4,825,987         4,820,468
                                                =========        ==========        ==========       ===========

Basic earnings (loss) per share               $     (.05)      $        .02       $       .07      $        .36
                                                =========        ==========        ==========       ===========

Diluted earnings (loss) per share             $     (.05)      $        .02       $       .07      $        .35
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

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table sets forth selected accrued expenses and other current liabilities consisting of the following:


                                                                              As of:
                                                          May 31, 2003     June 1, 2002    August 31, 2002
                                                          ------------     ------------    ---------------

Straight line rent                                          $     805         $     623       $     696
Other accrued expenses and current liabilities                  2,558             2,218           2,101
                                                                -----             -----           -----
                                                            $   3,363         $   2,841       $   2,797
                                                               ======             =====           =====


































                                  Page 13 of 21.

                        RAG SHOPS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.


                                                 Three Months Ended                  Nine Months Ended
                                                 ------------------                  -----------------
                                             May 31,           June 1,            May 31,           June 1,
                                               2003              2002              2003              2002
                                               ----              ----              ----              ----
                                                                                                  (Previously
                                                                                                   Restated)

Net sales                                         100.0%            100.0%            100.0%             100.0%
Cost of merchandise sold, occupancy
    and distribution costs                         67.1              65.0              66.4               65.4
                                            -----------       -----------       -----------        -----------

Gross profit                                       32.9              35.0              33.6               34.6
Selling, general and administrative
    expenses                                       34.5              34.5              32.9               31.6
Gain from demutualization                             -                 -                 -                0.2
                                            -----------       -----------       -----------        -----------

Income (loss) from operations                      (1.6)              0.5               0.7                3.2
                                            ------------      -----------       -----------        -----------

Net income (loss)                                  (0.9)%             0.4%              0.4%               2.0%
                                            ============      ===========       ===========        ===========

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

Net income declined by $341,000 and $1,359,000 for the three and nine months ended May 31, 2003, respectively, as compared to the prior comparable periods. These decreases are due mainly to an increase in the cost of merchandise sold, occupancy and distribution costs and increases in selling, general and administrative expenses.

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

The Company's working capital decreased $51,000 for the nine months ended May 31, 2003 as compared to the August 31, 2002 amount primarily due to a planned reduction in merchandise inventory levels for this period.

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

SIGNATURE                  TITLE(S)                        DATE

/S/ Steven B. Barnett      Executive Vice President,       January 27, 2004
---------------------      Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss.1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2003 (the "Report").

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


                                               /S/ Stanley Berenzweig
                                               ----------------------
                                               Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. ss.1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2003 (the "Report").

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