Form 10-K/A
period 2003-08-30
RAG SHOPS INC
filed 2004-01-28
CIK 874385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X
                                                         ----

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange act Rule 12b-2).
        Yes                No      X
           -------            --------

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-K/A is being filed to amend and restate Rag Shops, Inc.'s audited consolidated financial statements for the fiscal year ended August 30, 2003.

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

The fair market value of the Shares as of the close of business on August 30, 2003 was $307,238. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-K for the fiscal year ended August 30, 2003, as originally filed on November 24, 2003, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

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

On June 28, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 10, 1999 to stockholders of record on July 14, 1999. The Company has not paid any cash dividends. The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends on the Common Stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider. In addition, pursuant to the Company's bank line of credit, the Company is prohibited from declaring dividends in any year in excess of its earnings for such year or which would otherwise result in a violation of the Company's covenant to maintain a tangible net worth (as defined in the line of credit commitment letter) of $9,000,000. The Company's tangible net worth for the period ended August 30, 2003 was $23,477,380.

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

                                                                   FISCAL YEAR ENDED (1)
                                       August 30,   August 30,    August 31,   September 1,  September 2,  August 28,
                                          2003         2003          2002          2001          2000         1999
                                          ----         ----          ----          ----          ----         ----
                                       (Restated)    (Previously  (Previously
                                                       Reported)   Restated)

                                                  (In thousands, except common stock data and statistics)
OPERATIONS
Net sales                               $115,547      $115,547     $110,672      $100,888      $100,208      $ 94,781
Gross profit                              38,615        38,615       37,605        34,007        34,987        32,389
Store expenses and general
  and administrative expenses             39,643        39,643       37,117        33,992        33,026        31,637
Gain from demutualization                      0             0          181             0             0             0
Interest income (expense), net                (8)           (8)          38           128            31           (83)
Income (loss) before income taxes
  and cumulative effect of change in
  accounting principle                    (1,036)       (1,036)         706           143         1,991           668
Income (loss) before cumulative
  effect of change in accounting
  principle                                 (705)         (705)         389            46         1,198           402
Cumulative effect of change in
  accounting principle, net of tax             0             0            0             0           198             0
Net income                              $   (705)     $   (705)    $    389      $     46      $  1,396      $    402

COMMON STOCK DATA (2)

Basic and diluted earnings per
share:
Income before cumulative effect of
  change in accounting principle        $  (.15)      $  (.15)     $    .08      $    .01      $    .25      $    .08
Cumulative effect of change in
  accounting principle                         0             0            0             0           .04             0
                                         -------       -------      -------       -------       -------       -------

Net income                              $  (.15)      $  (.15)     $    .08      $    .01      $    .29      $    .08

Book value per share                    $   4.89      $   4.86     $   5.04      $   4.94      $   4.93      $   4.59
Weighted average shares and
  equivalents outstanding:
 Basic                                 4,797,983     4,797,983    4,799,183     4,801,583     4,813,476     4,744,408
 Diluted                               4,797,983     4,797,983    4,826,119     4,807,010     4,813,871     4,754,996

FINANCIAL POSITION

Working capital                         $ 18,545      $ 18,238     $ 19,506      $ 19,049      $ 19,640      $ 17,298
Total assets                              40,909        40,737       38,728        35,634        34,580        37,869
Short-term debt                                0             0            0             0             0         6,570
Long-term debt                                 0             0            0             0             0             0
Stockholders' equity                    $ 23,477      $ 23,305     $ 24,169      $ 23,720      $ 23,670      $ 22,104

                                                                FISCAL YEAR ENDED (1)
                                 August 30,     August 30,    August 31,    September 1,  September 2,    August 28,
                                    2003           2003          2002           2001          2000           1999
                                    ----           ----          ----           ----          ----           ----
                                 (Restated)     (Previously  (Previously
                                                 Reported)    Restated)

                                               (In thousands except common stock data and statistics)
STATISTICS

Net sales increase                     4.4%           4.4%          9.7%           0.7%          5.7%           4.7%
Comparable store net sales
  increases (decreases) (2)           (0.4%)         (0.4%)         4.9%          (0.7%)         4.2%           0.2%
Comparable store net sales
  increases (decreases) on a
52
  week aligned basis (2)              (0.4%)         (0.4%)         4.9%           0.8%          2.5%           0.2%
Return on net sales, after
  income taxes                        (0.6%)         (0.6%)         0.4%           0.1%          1.4%           0.4%
Return on average
  stockholders' equity                (3.0%)         (3.0%)         1.6%           0.2%          6.1%           1.8%
Average net sales per gross
  square foot (3)                  $   149        $   149       $   153         $  146        $  147        $    141
Average net sales per store
  (000's) (3)                      $ 1,695        $ 1,695       $ 1,668         $1,534        $1,490        $  1,399
Stores open at end of
  period                                68             68            68             66            65              69


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A.This Annual Report on Form 10-K/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the craft and fabric retail industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in the Company's filings with the Securities and Exchange Commission). Our actual results could materially differ from those discussed in these forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth as a percentage of net sales, certain items appearing in the Company's Consolidated Income Statements for the indicated years:

                                                                  YEAR ENDED
                                                                  ----------
                                                   August 30,      August 31,     September1,
                                                      2003            2002           2001
                                                      ----            ----           ----
                                                                  (Previously
                                                                   Restated)

     Net sales                                        100.0%          100.0%          100.0%
     Cost of merchandise sold, occupancy and
       distribution  costs                             66.6            66.0            66.3
                                                      -----           -----           -----

     Gross profit                                      33.4            34.0            33.7
     Store expenses                                    26.2            25.8            26.5
     General and administrative expenses                8.1             7.8             7.2
     Gain from demutualization                            -             0.2               -
                                                      -----           -----           -----

     Income (loss) from operations                     (0.9%)           0.6%            0.0%

     Net income (loss)                                 (0.6%)           0.4%            0.1%

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

Net income declined by $1,095,000 for fiscal 2003 as compared to fiscal 2002. The decrease is due mainly to an increase in the cost of merchandise sold, occupancy and distribution costs and increases in store, general and administrative expenses.

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

In fiscal 2002, net income increased by $343,000 as compared to fiscal 2001 as a result of the increase in net sales and due to the gain from demutualization partially offset by increases in store and general and administrative expenses and the decrease in interest income, net.

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

Working capital decreased $961,000 in fiscal 2003 as compared to fiscal 2002 primarily due to the Company's net operating loss and an increase in trade payables and accrued expense.

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

During fiscal 2003, fiscal 2002 and fiscal 2001, the Company had net cash provided by operating activities of $1,453,000, $1,356,000 and $1,526,000, respectively, and used $1,581,000, $1,359,000 and $1,890,000, respectively for purchases of property and equipment. Cash provided by operating activities in fiscal 2003 resulted primarily from results of operations adding back non-cash depreciation, and increases in trade payables and other current obligations partially offset by the amortization of deferred income. During the fiscal year ended August 30, 2003, the Company opened two stores, expanded two stores, closed two stores and was operating sixty-eight stores at the end of the fiscal year. In fiscal 2004, the Company expects to open two new stores, relocate three stores and close two existing stores. Costs associated with opening new stores, including capital expenditures, inventory and pre-opening expenses, approximated $725,000 per store in fiscal 2003. Such costs associated with the contemplated store openings in fiscal 2004 will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities arise in order to curtail the costs of opening stores. The Company believes that its cash at August 30, 2003, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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

The following table details future projected payments for the Company's significant contractual obligations as of August 30, 2003:

                                                            Computer and
                                                          Other Technology
     Fiscal Year Ended          Operating Leases        Related Commitments              Total
           2004                    $  9,761,239            $     445,888            $       10,207,127
           2005                       9,205,138                   98,761                     9,303,899
           2006                       7,818,207                   55,061                     7,873,268
           2007                       6,409,210                    1,519                     6,410,729
           2008                       5,116,264                        0                     5,116,264
        Thereafter                   10,024,058                        0                    10,024,058
                                     ----------                ---------              ----------------

                                   $ 48,334,116              $   601,229            $       48,935,345
                                    ===========               ==========              ================

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

     (c) Exhibits:
         The exhibits listed below and on the accompanying Index to Exhibits immediately following the consolidated financial statements are incorporated herein or by reference to this Report

         Exhibit
          Number                              Description of Exhibit
         3.1       *       Certificate of Incorporation of the Company
         3.2       *       By-Laws of the Company
         10.1      *       Promissory Note (Revolving) with Valley National
                           Bank
         10.2      *       1991 Stock Option Plan
         10.3      **      1999 Incentive Stock Award Plan
         10.4      **      Change in Registrants Certifying Accountant
         10.5      ***     2002 Stock Option Plan
         21.1              List of subsidiaries of the Company
         23.1              Consent of Grant Thornton LLP
         24.1              Power of Attorney to sign Form 10-K/A (set forth on
                           page 18)
         99.1              Certification
         99.2              Certification


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

SIGNATURE                    TITLE(S)                        DATE

/S/ STEVEN B. BARNETT        Executive Vice President and    January 27, 2004
---------------------        Acting Chief Financial
 Steven B. Barnett           Officer

                                 RAG SHOPS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLMENTARY DATA

The following consolidated financial statements of Rag Shops, Inc. are included in response to Item 8:

                                                                     PAGE
    Report of Independent Certified Public Accountants               F-2

    Consolidated Balance Sheets as of August 30, 2003 (restated)
    and August 31, 2002 (previously restated)                        F-3

    Consolidated Statements of Operations for the fiscal years ended August 30, 2003, August 31, 2002 (previously restated)
    and September 1, 2001                                            F-4

    Consolidated Statements of Changes in Stockholders' Equity for
    the fiscal years ended August 30, 2003 (previously reported),
    August 31, 2002 (previously reported) and September 1, 2001      F-5

    Consolidated Statements of Changes in Stockholders' Equity for
    the fiscal years ended August 30, 2003 (restated), August 31,
    2002 (previously restated) and September 1, 2001                 F-6- F-7

    Consolidated Statements of Cash Flows for
    the fiscal years ended August 30, 2003, August 31, 2002
    (previously restated) and September 1, 2001                      F-8

    Notes to Consolidated Financial Statements                       F-9 - F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
    Rag Shops, Inc.

We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and Subsidiaries as of August 30, 2003 and August 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years in the period ended August 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rag Shops, Inc. and Subsidiaries as of August 30, 2003 and August 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended August 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 Recent Developments, the accompanying financial statements as of and for the years ended August 31, 2003 and August 31, 2002 have been restated.



GRANT THORNTON LLP


Edison, New Jersey
November 13, 2003, except for the item titled "Recent Developments" in Note 1, as to which the date is January 23, 2004

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 August 30,      August 30,      August 31,
                                                                    2003            2003            2002
                                                                    ----            ----            ----
                                                                 (Restated)     (Previously     (Previously
                                                                (See Note 1)     Reported)       Restated)

ASSETS
CURRENT ASSETS
  Cash                                                           $    834,530    $    834,530    $    958,852
  Investment in common stock                                          307,238               -         286,437
  Merchandise inventories                                          31,995,448      31,995,448      30,327,095
  Prepaid expenses                                                  1,490,216       1,490,216       1,248,932
  Other current assets                                                430,912         430,912         453,858
  Deferred income taxes                                               918,146         918,146         789,846
                                                                  -----------     -----------     -----------

                    Total current assets                           35,976,490      35,669,252      34,065,020

PROPERTY AND EQUIPMENT, NET                                         4,579,554       4,579,554       4,250,885
DEFERRED INCOME TAXES                                                 323,757         459,002         368,492
OTHER ASSETS                                                           29,196          29,196          43,194
                                                                  -----------     -----------     -----------

TOTAL ASSETS                                                     $ 40,908,997    $ 40,737,004    $ 38,727,591
                                                                  ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                       $ 11,431,943    $ 11,431,943    $ 10,307,909
  Accrued expenses and other current
    liabilities                                                     4,314,928       4,314,928       2,953,216
  Accrued salaries and wages                                        1,102,973       1,102,973       1,297,857
  Deferred income                                                     581,773         581,773               -
                                                                  -----------     -----------     -----------

                  Total current liabilities                        17,431,617      17,431,617      14,558,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    2,000,000 shares authorized;
  No shares issued or outstanding                                           -               -               -
  Common stock, $.01 par value,
    13,000,000 shares authorized;
    4,824,863 (4,797,983) shares
    issued (outstanding) at August 30, 2003
    and August 31, 2002                                                48,249          48,249          48,249
  Additional paid-in capital                                        6,235,352       6,235,352       6,235,352
  Retained earnings                                                17,185,410      17,085,860      17,890,805
  Unrealized gain on investment in common stock, net of taxes          72,443               -          58,277
  Treasury stock, at cost, 26,880 shares                              (64,074)        (64,074)        (64,074)
                                                                  -----------     -----------     -----------

                 Total stockholders' equity                        23,477,380      23,305,387      24,168,609
                                                                  -----------     -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 40,908,997    $ 40,737,004    $ 38,727,591
                                                                  ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-3

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Fiscal Year Ended
                                                                     -----------------
                                                          August 30,    August 31,    September 1,
                                                             2003          2002           2001
                                                             ----          ----           ----
                                                                        (Previously
                                                                         Restated)

NET SALES                                                $115,547,398  $110,672,263    $100,887,768

COST OF MERCHANDISE SOLD, OCCUPANCY
 AND DISTRIBUTION COSTS                                    76,932,395    73,067,462     66,880,557
                                                           ----------    ----------     ----------

Gross profit                                               38,615,003    37,604,801     34,007,211
                                                           ----------    ----------     ----------

OPERATING EXPENSES:
  Store expenses                                           30,276,591    28,538,810     26,740,769
  General and administrative
    expenses                                                9,366,450     8,578,252      7,251,006
                                                           ----------    ----------     ----------

Total operating expenses                                   39,643,041    37,117,062     33,991,775
                                                          -----------    ----------     ----------

                                                           (1,028,038)      487,739         15,436


  Gain from demutualization                                         0       180,671              0
                                                         ------------  ------------   ------------

INCOME (LOSS) FROM OPERATIONS                              (1,028,038)      668,410         15,436

INTEREST INCOME (EXPENSE), Net                                 (8,257)       37,783        127,885
                                                           -----------   ----------     ----------

INCOME (LOSS) BEFORE INCOME
  TAX PROVISION (BENEFIT)                                  (1,036,295)      706,193        143,321

PROVISION (BENEFIT) FOR INCOME TAXES                         (330,900)      317,021         97,200
                                                           -----------   ----------     ----------

NET INCOME (LOSS)                                        $   (705,395) $    389,172   $     46,121
                                                          ===========   ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:                                          $      (.15)  $        .08   $        .01
                                                          ==========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                     4,797,983     4,799,183      4,801,583
  Diluted                                                   4,797,983     4,826,119      4,807,010

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Previously reported)

                                                       Unamortized
                                           Additional   estricted
                         Common Stock       Paid-In       Stock      Retained     Treasury
                       Shares    Dollars    Capital      Awards      Earnings      Stock       Total

BALANCE,
 SEPTEMBER 2, 2000    4,828,463  $48,285    $6,242,293   $(12,100)   $17,455,512 $ (64,074) $23,669,916

Amortization of
  restricted stock
  awards                     0         0             0      4,384              0         0        4,384

Forfeiture of
  restricted stock
  awards                (2,400)      (24)      (4,627)      4,651              0         0            0

Net income                   0         0            0           0         46,121         0       46,121
                      --------   -------    ---------   ---------      ---------    ------     --------

BALANCE,
 SEPTEMBER 1, 2001    4,826,063   48,261    6,237,666      (3,065)    17,501,633   (64,074)  23,720,421

Amortization of
  restricted stock
  awards                     0         0            0         739              0         0          739

Forfeiture of
  restricted stock
  awards                (1,200)      (12)      (2,314)      2,326              0         0            0

Net income                   0         0            0           0        289,622         0      289,622
                      --------   -------    ---------   ---------      ---------    ------     --------


BALANCE, AUGUST
  31, 2002            4,824,863   48,249    6,235,352           0     17,791,255   (64,074)  24,010,782


Net loss                     0         0            0           0       (705,395)        0     (705,395)
                      --------   -------    ---------   ---------     ----------    ------    ---------

BALANCE, AUGUST
  30, 2003            4,824,863  $48,249   $6,235,352  $        0    $17,085,860 $ (64,074) $23,305,387
                      =========   ======    =========   =========     ==========  =========  ==========






The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Previously restated and restated)

                                                                                  Unrealized
                                                                                   Gain on
                                                                                  Investment
                                                       Unamortized                    in
                                           Additional  Restricted                   Common
                         Common Stock       Paid-In       Stock      Retained    Stock, net   Treasury
                       Shares    Dollars    Capital      Awards      Earnings     of taxes      Stock       Total
                                                                                 (See Note 1)
BALANCE,
 SEPTEMBER 2, 2000    4,828,463  $48,285    $6,242,293   $(12,100)   $17,455,512 $       0   $ (64,074)  $23,669,916

Amortization of
  restricted stock
  awards                     0         0            0       4,384              0         0           0         4,384

Forfeiture of
  restricted stock
  awards                (2,400)      (24)      (4,627)      4,651              0         0           0             0

Net income                   0         0            0           0         46,121         0           0        46,121
                      --------   -------    ---------   ---------      ---------   -------     -------      --------

BALANCE,
 SEPTEMBER 1, 2001    4,826,063   48,261    6,237,666      (3,065)    17,501,633         0     (64,074)   23,720,421

Amortization of
  restricted stock
  awards                     0         0            0         739              0         0           0           739

Forfeiture of
  restricted stock
  awards                (1,200)      (12)      (2,314)      2,326              0         0           0             0

Unrealized gain on
  investment in
  common stock, net
  of taxes                   0         0            0           0              0    58,277           0        58,277

Net income                   0         0            0           0        389,172         0           0       389,172
                                                                                                           ---------

Total comprehensive
  income                                                                                                     447,449
                      --------   --------  ----------  ----------   -----------  ---------    --------     ---------

BALANCE, AUGUST
  31, 2002
(Previously           4,824,863   48,249    6,235,352           0     17,890,805    58,277     (64,074)   24,168,609
Restated)



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

Unrealized gain on
  investment in
  common stock, net
  of taxes                   0         0            0           0             0     14,166          0        14,166

Net loss                     0         0            0           0      (705,395)         0          0      (705,395)
                                                                                                         -----------

Total comprehensive
  income (loss)                                                                                            (691,229)
                      --------   --------  ----------  ----------   -----------  ---------   --------    -----------

BALANCE, AUGUST
  30, 2003
  (Restated)
  (See Note 1)        4,824,863  $48,249   $6,235,352  $        0   $17,185,410   $ 72,443   $ (64,074)  $ 23,477,380
                      =========   ======    =========   =========   ===========    =======    =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Fiscal Year Ended
                                                                      -----------------
                                                          August 30,      August 31,    September 1,
                                                             2003            2002           2001
                                                             ----            ----           ----
                                                                         (Previously
                                                                          Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (705,395)    $  389,172     $    46,121
Adjustments to reconcile net income to net cash
 Provided by operating activities:
   Depreciation and amortization                            1,216,644      1,224,726       1,276,297
   Gain from demutualization                                        -       (180,671)              -
   Deferred income taxes                                      (90,200)        85,521         (89,500)
   Loss on disposition of property and equipment               31,723         60,705          34,136
   Amortization of deferred income                           (814,478)             -               -
   Amortization of restricted stock awards                          -            739           4,384
Changes in assets and liabilities:
    (Increase) decrease in:
   Merchandise inventories                                   (272,100)    (2,520,517)         (1,260)
   Prepaid expenses                                          (241,284)       (54,655)       (710,963)
   Other current assets                                        22,946       (300,293)        (54,627)
   Other assets                                                13,998          6,291          17,222
   Increase (decrease) in:
     Accounts payable - trade                               1,124,034      1,959,357         585,832
     Accrued expenses                                       1,361,712        107,652         591,379
     Accrued salaries and wages                              (194,884)       577,905        (173,171)
                                                           ----------     ----------      ----------

Net cash provided by operating activities                   1,452,716      1,355,932       1,525,850
                                                           ----------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                 3,700          9,040           6,300
   Payments for purchases of property and equipment        (1,580,738)    (1,359,344)     (1,889,530)
                                                           ----------     ----------      ----------

Net cash used in investing activities                      (1,577,038)    (1,350,304)     (1,883,230)
                                                           ----------     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of note payable - bank           11,455,000      4,075,000       1,090,000
   Repayments of note payable - bank                      (11,455,000)    (4,075,000)     (1,090,000)
                                                           ----------     ----------      ----------

Net cash from financing activities                                  -              -               -
                                                           ----------     ----------      ----------

NET (DECREASE) INCREASE IN CASH                              (124,322)         5,628        (357,380)

CASH, BEGINNING OF YEAR                                       958,852        953,224       1,310,604
                                                           ----------     ----------      ----------

CASH, END OF YEAR                                          $  834,530     $  958,852      $  953,224
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
                                                            =========      =========      ==========

Note - Non-cash transaction for acquisition of $1,396,253 of inventory and related recognition of deferred income in fiscal year ended August 30, 2003 - See Note 1. "Cost of Merchandise Sold, Occupancy and Distribution Costs"

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 30, 2003, AUGUST 31, 2002 AND SEPTEMBER 1, 2001

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

                                                                        Fiscal Year Ended
                                                    August 30, 2003      August 31, 2002     September 1, 2001
                                                    ---------------      ---------------     -----------------
                                                                           (Previously
                                                                            Restated)


Net income (loss), as reported                       $  (705,395)         $    389,172         $     46,121

Deduct: Total stock based employee
   compensation determined under fair
   value based method for awards granted,
   modified, or settled, net of related tax
   effects                                                 3,649                   974               11,666
                                                       ---------            ----------          -----------

   Pro forma net income (loss)                       $ (709,044)          $    388,198         $     34,455
                                                       =========            ==========          ===========

                                                                       Fiscal Year Ended
                                                    August 30, 2003      August 31, 2002    September 1, 2001
                                                    ---------------      ---------------    -----------------
                                                                           (Previously
                                                                            Restated)
Basic earnings (loss) per share:
     As reported                                     $     (.15)          $        .08        $        .01
                                                       =========            ==========         ===========
     Pro forma                                       $     (.15)          $        .08        $        .01
                                                       =========            ==========         ===========

Diluted earnings (loss) per share:
     As reported                                     $     (.15)          $        .08        $        .01
                                                       =========            ==========         ===========
     Pro forma                                       $     (.15)          $        .08        $        .01
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

The fair market value of the Shares as of the close of business on August 30, 2003 was $307,238. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements.

The following tables show the impact of the restatement from the previously filed financial statements, as of August 30, 2003 and for the fiscal year then ended:

                                                            Previously
                                                             Reported          Adjustments           Restated
                                                             --------          -----------           --------
                                                                         (Amounts in thousands)

Current assets - Investment in common stock                $          -        $        307      $        307
Deferred income taxes - long term                                   459                (135)              324
Stockholders' equity - Unrealized gain on
   investment in common stock, net of taxes                           -                  72                72
Stockholders' equity - Retained earnings                         17,086                 100            17,186
Other comprehensive income                                            -                  14                14
Total comprehensive income                                         (705)                 14              (691)

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

The Company did not previously file a Schedule of Comprehensive Income as there were no differences between net income and total comprehensive income. The Schedule of Comprehensive Income is as follows:

                                                        Fiscal Year Ended
                                                        -----------------
                                                   August 30,       August 31,
                                                      2003             2002
                                                      ----             ----
                                                     (Amounts in thousands)

  Net income (loss)                                $       (705)    $        389
  Other comprehensive income, net of taxes:
      Unrealized gain on investment in common
         stock                                               14               58
                                                   ------------     ------------


  Total comprehensive income (loss)                $       (691)    $        447
                                                   =============    ============

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

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases
The Company leases its facilities in accordance with operating leases, having initial terms of more than one year, which expire in various years through 2013. Substantially all of the leases contain renewal options. In addition, certain leases require that the Company pay its pro rata share of utilities, taxes, insurance and maintenance. Rent expense for 2003, 2002 and 2001 amounted to $9,816,614, $8,789,191and $8,175,209, respectively, and includes contingent rentals (computed on a percentage of sales, as defined in the leases) of $36,521, $40,211 and $28,050, respectively.

Expenses relating to leases with step rent provisions and other lease concessions are accounted for on a straight-line basis over the minimum lease term. Capital improvement funding received from landlords is accounted for as a reduction of capital expenditures in the year such funding is received.

Future minimum annual rental commitments under non-cancelable operating leases are as follows:

  Fiscal Year Ended
                                   2004                   $  9,761,239
                                   2005                      9,205,138
                                   2006                      7,818,207
                                   2007                      6,409,210
                                   2008                      5,116,264
                                Thereafter                  10,024,058
                                                            ----------
                                                          $ 48,334,116
                                                           ===========

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

                                                                Fiscal Year Ended
                                                   August 30,       August 31,     September 1,
                                                      2003             2002            2001
                                                      ----             ----            ----
                                                                   (Previously
                                                                    Restated)
  Numerator for basic and diluted earnings per share:

     Net income (loss)                              $ (705,395)      $  389,172      $   46,121
                                                     ==========       =========       =========

  Denominator:
     Denominator for basic earnings per
     share-weighted average shares outstanding       4,797,983        4,799,183       4,801,583

     Effect of dilutive securities:
     Employee stock options                                  -           26,936           5,427
                                                     ---------        ---------       ---------

     Denominator for diluted earnings
     per share-adjusted weighted
     average shares and assumed
     conversions                                     4,797,983        4,826,119       4,807,010
                                                     =========        =========       =========

  Earnings (loss) per share:
     Basic                                           $   (.15)        $     .08       $     .01
                                                      ========         ========        ========
     Diluted                                         $   (.15)        $     .08       $     .01
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

                                 Weighted     Weighted                 Weighted
                                 Average       Average    Number       Average
     Range of        Number     Remaining     Exercise    of           Exercise
  Exercise Price   Of Shares     Life (Yrs.)   Price      Shares       Price

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

NOTE 7. INCOME TAXES

 The components of income tax expense relating to income consists of the following:

                                                        Fiscal Year Ended
                                   August 30, 2003       August 31, 2002      September 1, 2001
                                   ---------------       ---------------      -----------------
                                                      (Previously Restated)
         Federal:
         Current                       $  (343,700)          $   157,800           $   121,300
         Deferred                          (90,200)               85,521               (89,500)

         State:
         Current                           103,000                73,700                65,400
                                        ----------            ----------            ----------
                                       $  (330,900)          $   317,021           $    97,200
                                        ===========           ==========            ==========

The deferred income tax (expense) benefit arises from the following temporary differences.

                                                               Fiscal Year Ended
                                           August 30, 2003      August 31, 2002     September 1, 2001
                                           ---------------      ---------------     -----------------
                                                             (Previously Restated)
  Uniform inventory capitalization             $   128,300          $     2,200           $     1,600
  Depreciation                                    (101,400)              12,200                48,200
  Straight-line of leases                           63,300               48,900                38,000
  Amortization of incentive stock
    awards                                               -              (67,700)                1,700
  Gain from demutualization                              -              (81,121)                    -
                                                 ---------            ----------            ---------
                                               $    90,200          $   (85,521)          $    89,500
                                                ==========           ===========           ==========

The effective tax rate differs from the Federal statutory rate as follows:

                                                               Fiscal Year Ended
                                           August 30, 2003      August 31, 2002     September 1, 2001
                                           ---------------      ---------------     -----------------
                                                              (Previously Restated)
  Statutory tax rate                                 34.0%                34.0%                 34.0%
  State and local income taxes,
    net of federal income tax benefit                (6.6)                 9.3                  30.1
  Effect of permanent differences and
    other                                             4.5                  1.6                   3.7
                                                    -----                -----                 -----
  Effective tax rate                                 31.9%                44.9%                 67.8%
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

The tax effect of significant items comprising the Company's deferred income tax assets are as follows:

                                                                            Fiscal Year Ended
                                                        August 30, 2003      August 30, 2003      August 31, 2002
                                                        ---------------      ---------------      ---------------
                                                           (Restated           (Previously          (Previously
                                                         (See Note 1)           Reported)            Restated)
                                                                                                   (See Note 1)

Current deferred income tax assets:
Uniform inventory capitalization                             $   918,146         $   918,146          $   789,846
                                                              ----------          ----------           ----------
Non-current deferred income tax assets:
Gain from demutualization                                       (135,245)                  0             (128,610)
Straight-line of leases                                          312,873             312,873              249,573
Difference between book and tax depreciation  methods            146,129             146,129              247,529
Net operating losses for State purposes                          913,847             913,847              721,597
Valuation allowance                                             (913,847)           (913,847)            (721,597)
                                                               ----------          ----------           ---------
                                                                 323,757             459,002              368,492
                                                               ---------           ---------            ---------
Total deferred income tax asset                              $ 1,241,903         $ 1,377,148          $ 1,158,338
                                                              ==========          ==========            =========

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
                                               ==========           ==========

NOTE 10. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of selected quarterly financial data (in thousands of dollars, except per share amounts):

                                                                  Fiscal Quarter Ended
                                                                  --------------------
                                            November 30,       March 1,          May 31,        August 30,
2003                                            2002             2003             2003            2003(a)
----                                            ----             ----             ----            ----
                                           (Reclassified)     (Restated)
Net sales                                      $  33,357        $  30,672        $  27,920        $  23,598
Gross profit                                      11,611           10,057            9,187            7,760
Net income (loss)                                    511               91             (251)          (1,056)

Earnings (loss) per common share:
 Basic                                               .11              .02            (.05)            (.22)
 Diluted                                             .11              .02            (.05)            (.22)

                                                                  Fiscal Quarter Ended
                                                                  --------------------
                                             December 1,       March 2,          June 1,        August 31,
2002                                           2001(a)           2002             2002            2002(b)
----                                           ----              ----             ----            ----
                                            (Reclassified   (Reclassified)   (Reclassified)   (Reclassified)
                                           and Previously
                                              Restated)

Net sales                                      $  32,552        $  28,931        $  25,523        $  23,667
Gross profit                                      11,913            9,255            8,936            7,501
Net income (loss)                                  1,490              129               90           (1,320)

Earnings (loss) per common share:
 Basic                                               .31              .03              .02            (.27)
 Diluted                                             .31              .03              .02            (.27)

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
                                                          ============        ============

(b) Included in gross profit for the fourth fiscal quarter ended August 30, 2003 and August 31, 2002 is a credit of approximately $898,000 and a charge of approximately $412,000, respectively, based on the Company's actual shrinkage results - See Note 1. "Merchandise Inventories".

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

 10.3         1999 Incentive Stock Award Plan                               **

 10.4         Change in Registrants Certifying Accountant                   **

 10.5         2002 Stock Option Plan                                        ***

 21.1         List of subsidiaries of the Company                           E-2

 23.1         Consent of Grant Thornton LLP                                 E-4

 24.1         Power of Attorney to sign Form 10-K/A                        ****

 99.1         Certification                                                 E-5

 99.2         Certification                                                 E-6


--------------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto.
** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on September 3, 1999.
*** Incorporated by reference to the Company's Proxy Statement on Form DEF 14-A filed on December 30, 2002.
**** Set forth on page 18.

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

                                  EXHIBIT 23.1

                                 RAG SHOPS, INC.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have reissued our report dated November 13, 2003, except for the item titled "Recent Developments" in Note 1, as to which the date is January 23, 2004, accompanying the consolidated financial statements of Rag Shops, Inc. and Subsidiaries included in the Form 10-K/A for the year ended August 30, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statement of Rag Shops, Inc. and Subsidiaries on Form S-8 (File No. 333-86489, effective September 2, 1999).





GRANT THORNTON LLP

Edison, New Jersey
January 23, 2004

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss.1350)

        The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K/A for the fiscal year ended August 30, 2003 (the "Report").

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

                                                /s/ Stanley Berenzweig
                                                ----------------------
                                                Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. ss.1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K/A for the fiscal year ended August 30, 2003 (the "Report").

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