Form 10-Q
period 2004-02-28
RAG SHOPS INC
filed 2004-04-13
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended February 28, 2004

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

           CLASS                                 OUTSTANDING AT MARCH 31, 2004
Common Stock, par value $.01                                4,797,983

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

       Item 1.   Financial Statements

          Condensed consolidated balance sheets - February 28, 2004
            (unaudited), March 1, 2003 (unaudited) and
            August 30, 2003                                                   3

          Condensed consolidated statements of income - three and six months ended February 28, 2004 (unaudited) and
            March 1, 2003 (unaudited)                                         4

          Condensed consolidated statements of cash flows - six
            months ended February 28, 2004 (unaudited) and
            March 1, 2003 (unaudited)                                         5

          Notes to condensed consolidated financial statements             6-10

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      11-15

       Item 3.   Quantitative and Qualitative Disclosures About Market
                 Risk                                                        15

       Item 4.   Controls and Procedures                                     16

Part II - OTHER INFORMATION

       Item  4.   Submission of Matters to a Vote of Security Holders        17

       Item  6.   Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                                   17

CERTIFICATIONS                                                            18-19

EXHIBITS
       99.1  Certification
       99.2  Certification

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                                     February 28,          March 1,            August 30,
                                                                         2004                2003                 2003
                                                                         ----                ----                 ----
                                                                     (Unaudited)          (Unaudited)           (Note A)


                             ASSETS
   CURRENT ASSETS:
     Cash                                                            $     1,439         $     2,048          $       835
     Investment in common stock                                                -                 269                  307
     Merchandise inventories                                              30,075              28,525               31,995
     Prepaid expenses                                                        583                 230                1,490
     Other current assets                                                    761                 610                  431
     Deferred taxes                                                          918                 790                  918
                                                                       ---------           ---------            ---------

                      Total current assets                                33,776              32,472               35,976

     Property and equipment, net                                           4,258               4,648                4,580
     Deferred income taxes                                                   459                 374                  324
     Other assets                                                             31                  35                   29
                                                                       ---------           ---------            ---------

   TOTAL ASSETS                                                      $    38,524         $    37,529          $    40,909
                                                                       =========           =========            =========

                 LIABILITIES AND STOCKHOLDERS'
                             EQUITY
   CURRENT LIABILITIES:
      Accounts payable-trade                                         $     9,587         $     7,743          $    11,432
      Accrued expenses and other current liabilities                       3,597               3,042                4,315
      Accrued salaries and wages                                           1,114               1,055                1,103
      Deferred Income                                                        233                 931                  582
                                                                       ---------           ---------            ---------

                    Total current liabilities                             14,531              12,771               17,432


   STOCKHOLDERS' EQUITY:
      Common stock                                                            48                  48                   48
      Additional paid-in capital                                           6,235               6,235                6,235
      Retained earnings                                                   17,774              18,493               17,186
      Unrealized gain on investment in common
          stock, net of tax                                                    -                  46                   72
      Treasury stock, at cost, 26,880 shares                                 (64)                (64)                 (64)
                                                                       ----------          ----------           ----------

                   Total stockholders' equity                             23,993              24,758               23,477
                                                                       ---------           ---------            ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    38,524         $    37,529          $    40,909
                                                                       =========           =========            =========

Note A: Derived from the August 30, 2003 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                              Three Months Ended                        Six Months Ended
                                                              ------------------                        ----------------
                                                       February 28,          March 1,           February 28,          March 1,
                                                           2004                2003                 2004                2003
                                                           ----                ----                 ----                ----



Net sales                                             $    32,268         $    30,672          $    66,081         $    64,029
Cost of merchandise
    sold, occupancy and
    distribution costs                                     21,356              20,675               43,666              42,361
                                                        ---------           ---------            ---------           ---------

Gross profit                                               10,912               9,997               22,415              21,668

Selling, general and
    administrative
    expenses                                               10,524               9,837               21,603              20,574
                                                        ---------           ---------            ---------           ---------

                                                              388                 160                  812               1,094
Gain from sale of securities                                  161                   -                  161                   -
                                                        ---------           ---------            ---------           ---------

Income from operations                                        549                 160                  973               1,094
Interest income (expense),
    net                                                         1                   6                  (24)                  1
                                                        ---------           ---------            ----------          ---------

Income before provision
    for income taxes                                          550                 166                  949               1,095
Provision for income
    taxes                                                     206                  75                  361                 493
                                                        ---------           ---------            ---------           ---------

Net income                                            $       344         $        91          $       588         $       602
                                                        =========           =========            =========           =========

EARNINGS PER
    COMMON SHARE:

Basic and diluted                                    $        .07        $        .02         $        .12        $        .13
                                                       ==========          ==========           ==========          ==========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:

Basic                                                   4,797,983           4,797,983            4,797,983           4,797,983
                                                        =========           =========            =========           =========

Diluted                                                 4,829,344           4,816,793            4,833,658           4,828,015
                                                        =========           =========            =========           =========

See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                         February 28, 2004             March 1, 2003
                                                                         -----------------             -------------


Cash flows from operating activities:
    Net income                                                             $       588              $       602
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization                                                758                      663
      Loss on disposition of property and equipment                                  -                       34
      Amortization of deferred income                                             (349)                    (465)
      Gain from sale of securities                                                (161)                       -
    Changes in assets and liabilities:
     (Increase) decrease in:
      Merchandise inventories                                                    1,920                    3,198
      Prepaid expenses                                                             825                    1,019
      Other current assets                                                        (330)                    (156)
      Other assets                                                                  (2)                       8
     Increase (decrease) in:
      Accounts payable-trade                                                    (1,845)                  (2,565)
      Accrued expenses and other current liabilities                              (718)                      54
      Accrued salaries and wages                                                    11                     (243)
                                                                             ---------                ---------

    Net cash provided by operating activities                                      697                    2,149
                                                                             ---------                ---------

 Cash flows from investing activities:
    Proceeds from sale of securities                                               343                        -
    Proceeds from sale of property and equipment                                     3                        -
    Payments for purchases of property and
      equipment                                                                   (439)                  (1,060)
                                                                             ----------               ----------

    Net cash used in investing activities                                          (93)                  (1,060)
                                                                             ----------               ----------

Cash flows from financing activities:
    Proceeds from issuance of note payable - bank                               11,665                    6,750
    Repayments of note payable - bank                                          (11,665)                  (6,750)
                                                                             ----------               ---------

    Net cash provided by financing activities                                        -                        -
                                                                             ---------                ---------

 Net increase in cash                                                              604                    1,089
 Cash, beginning of period                                                         835                      959
                                                                             ---------                ---------

 Cash, end of period                                                       $     1,439              $     2,048
                                                                             =========                =========

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                             $        36              $         5
                                                                             =========                =========

      Income taxes                                                         $       121              $        17
                                                                             =========                =========


See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED FEBRUARY 28, 2004 AND MARCH 1, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three and six months ended February 28, 2004 are not necessarily indicative of results for other quarters or the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended August 30, 2003 filed with the Securities and Exchange Commission in January 2004.

Certain reclassifications have been made to prior year amounts in order to conform to the presentation for the current year.

Accounting Policies

Refer to the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the complete disclosure of the Company's accounting policies. Certain policies are as follows:

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

Cooperative advertising payments received from vendors have been reclassified to cost of merchandise sold as of the beginning of the quarter ended March 1, 2003. These payments were previously offset against advertising expenses. The amounts included in cost of merchandise sold related to cooperative advertising payments received was $446,000 and $819,000 for the three and six months ended February 28, 2004, and $219,000 and $557,000 for the three and six months ended March 1, 2003, respectively. All comparative periods have been restated.

Advertising costs are expensed as incurred and are included in store expenses as part of selling, general and administrative expenses which amounted to $1,639,000 and $4,132,000 for the three and six months ended February 28, 2004 and $1,476,000 and $3,744,000 for the and six months ended March 1, 2003, respectively.

Recent Developments

On February 25, 2004, the Company announced that it had retained the investment banking firm of SunTrust Robinson Humphrey to provide financial advisory services and review possible strategic alternatives for the Company, including, but not necessarily limited to, sale, merger or other corporate transactions, in an effort to maximize shareholder value. There is no assurance that any transaction will result from the engagement or that, if a transaction does occur, it will be on terms that all shareholders consider favorable. As of the date of this filing, the Company has no further developments to report.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("Issue No. 00-21"), which requires that revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provision of this statement, which did not have an impact in its consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provision of this statement, which did not have an impact in its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidation Financial Statements," for entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company's operations and financial position have not been affected by the adoption of FIN 46. In December 2003, a modification to FIN 46 was issued ("FIN 46R"), which delayed the effective date until no later than fiscal periods ending after March 15, 2004, and provided additional technical clarification to implementation issues. The Company currently does not have any variable interest entities as defined in FIN 46R.

Stock-Based Compensation

The Company has a stock based compensation plan which is described more fully in
Note 5. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. There has been no compensation expense recognized during the six months ended February 28, 2004 and March 1, 2003 as all options have been issued with exercise prices equal to the underlying stock's market price and there were no options granted during these periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation":

                                                              Three Months Ended                        Six Months Ended
                                                              ------------------                        ----------------
                                                         February 28,          March 1,          February 28,           March 1,
                                                             2004                2003                2004                 2003
                                                             ----                ----                ----                 ----

Net income as reported                                 $       344,000      $       91,000     $       588,000      $       602,000

Deduct: Total stock based employee
  Compensation determined under fair
  Value based method for options granted,
  Modified, or settled, net of related tax effect                6,000               1,000              15,000                1,000
                                                         -------------        ------------       -------------        -------------

Pro forma net income                                   $       338,000     $        90,000     $       573,000     $        601,000
                                                         =============        ============       =============        =============

Earnings per share
  Basic - as reported                                  $           .07     $           .02     $           .12     $            .13
                                                         =============        ============       =============        =============
  Basic - pro forma                                    $           .07     $           .02     $           .12     $            .13
                                                         =============        ============       =============        =============

  Diluted - as reported                                $           .07     $           .02     $           .12     $            .13
                                                         =============        ============       =============        =============
  Diluted - pro forma                                  $           .07     $           .02     $           .12     $            .13
                                                         =============        ============       =============        =============

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended                            Six Months Ended
                                                           ------------------                            ----------------
                                                   February 28,             March 1,            February 28,             March 1,
                                                       2004                   2003                  2004                   2003
                                                       ----                   ----                  ----                   ----


Numerator for basic and diluted Earnings per share:

Net income                                       $       344,000        $        91,000       $       588,000        $       602,000
                                                  ==============         ==============          ============           ============

Denominator:
 Denominator for basic earnings per
  Share-weighted average shares                        4,797,983              4,797,983             4,797,983              4,797,983
 Effect of dilutive securities:
  Employee stock options                                  31,361                 18,810                35,675                 30,032
                                                   -------------          -------------         -------------          -------------

Denominator for diluted
  Earnings per share adjusted
  Weighted average shares
  And assumed conversions                              4,829,344              4,816,793             4,833,658              4,828,015
                                                   -------------          -------------         -------------          -------------

Basic earnings per share                        $            .07       $            .02      $            .12       $            .13
                                                   =============          =============         =============          =============

Diluted earnings per share                      $            .07       $            .02      $            .12       $            .13
                                                   =============          =============         =============          =============

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 10,000 and 0 for the three and six months ended February 28, 2004 and 2,000 and 0 for the three and six months ended March 1, 2003, respectively.

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


NOTE 5 - STOCK OPTION PLAN

On January 23, 2003, the stockholders of the Company approved the Company's 2002 Stock Option Plan (the "2002 Plan"). A copy of the 2002 Plan is set forth in the Proxy Statement filed by the Company with the Securities and Exchange Commission on December 30, 2002. The Company's prior stock option plan expired by its terms. As of February 28, 2004 an aggregate of 59,000 options remain outstanding under the prior plan. A total of 750,000 shares of Common Stock have been reserved for issuance under the 2002 Plan. As of February 28, 2004, 109,700 options have been granted and 20,000 options were forfeited pursuant to the 2002 Plan.

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table sets forth selected accrued expenses and other current liabilities consisting of the following:

                                                                                            As of:
                                                                        ---------------------------------------------
                                                           February 28, 2004            March 1, 2003             August 30, 2003
                                                           -----------------            -------------             ---------------
                                                                                  (Amounts in thousands)

Straight line rent                                           $       954               $       768                $       882
Other accrued expenses and current liabilities                     2,643                     2,274                      3,433
                                                               ---------                 ---------                 ----------
                                                             $     3,597               $     3,042                $     4,315
                                                              ==========                ==========                 ==========

NOTE 7- SCHEDULE OF COMPREHENSIVE INCOME

The Schedule of Comprehensive Income is as follows:

                                                             Three Months Ended                        Six Three Months Ended
                                                             ------------------                        ----------------------
                                                     February 28,            March 1,            February 28,            March 1,
                                                         2004                  2003                 2004                  2003
                                                         ----                  ----                 ----                  ----
                                                                                 (Amounts in thousands)

Net income                                            $        344          $         91          $        588         $        602

Other comprehensive income, net of taxes:
    Unrealized loss on investment in
      common stock                                               -                   (10)                    -                  (12)
    Reversal of unrealized gain due to sale
      of securities                                            (82)                    -                   (72)                   -
                                                        ----------            ----------            ----------           ----------

Comprehensive income                                  $        262          $         81          $        516         $        590
                                                        ==========            ==========            ==========           ==========

As a result of the sale of securities from "investment in common stock" in the current quarter, the "unrealized gain on investment in common stock, net of tax", previously reported in stockholders' equity, has been realized in net income.

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

Recent Developments

On February 25, 2004, the Company announced that it had retained the investment banking firm of SunTrust Robinson Humphrey to provide financial advisory services and review possible strategic alternatives for the Company, including, but not necessarily limited to, sale, merger or other corporate transactions, in an effort to maximize shareholder value. There is no assurance that any transaction will result from the engagement or that, if a transaction does occur, it will be on terms that all shareholders consider favorable. As of the date of this filing, the Company has no further developments to report.

Results of Operations

The Company operated 69 and 68 stores, and leased retail square footage of 809,500 and 769,600 at the end of the second fiscal quarter of 2004 and 2003, respectively. The following table sets forth, as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                                      Three Months Ended                      Six Months Ended
                                                      ------------------                      ----------------
                                               February 28,          March 1,         February 28,          March 1,
                                                   2004                2003               2004                2003
                                                   ----                ----               ----                ----

    Net sales                                        100.0%              100.0%              100.0%             100.0%
    Cost of merchandise
      Sold, occupancy and
      distribution costs                              66.2                67.4                66.1               66.2
                                                ----------          ----------          ----------         ----------

    Gross profit                                      33.8                32.6                33.9               33.8
    Selling general and
      administrative expenses                         32.6                32.1                32.7               32.1
    Gain from sale of securities                       0.5                   -                 0.2                  -
                                                ----------         -----------          ----------        -----------

    Income from operations                             1.7                 0.5                 1.5                1.7
                                                ----------          ----------          ----------         ----------

    Net Income                                         1.1%                0.3%                0.9%               0.9%
                                                ==========          ==========          ==========         ==========

The Company's net sales increased $1,596,000 and $2,052,000 for the three and six months ended February 28, 2004, representing a 5.2% and 3.2% increase, respectively, over the comparable prior periods. The increase in net sales for the three months ended February 28, 2004 resulted from an increase in comparable store sales of $89,000 or 0.3% and the balance of $1,507,000 related to revenue from larger new store openings, net of sales reductions for smaller closed stores. The Company's comparable store sales include stores commencing with their thirteenth consecutive entire fiscal month, including stores that were expanded but excluding stores that were relocated, if any. Management believes sales for the three months ended February 28, 2004 were adversely affected by December and January inclement weather in the northeast where our main concentration of stores is located. The increase in net sales for the six months ended February 28, 2004 was attributable to a $2,543,000 increase from the larger new store sales, net of sales reductions from the smaller closed stores partially offset by a $491,000 or 0.2% decrease in comparable store sales. In addition to the aforementioned inclement weather, the six months ended February 28, 2004 were also adversely affected by changes in the Company's advertising program, implemented in the fourth quarter of fiscal 2003 that continued during the first quarter of fiscal 2004. However, management believes favorable results from changes to the Company's advertising program instituted in December 2003 were a positive factor in achieving the increase in comparable store sales in the three months ended February 28, 2004 notwithstanding the inclement weather previously mentioned.

The Company divides its business into three broad categories - fabrics, crafts and floral. For the six month period this year, crafts sales increased significantly over the comparable prior year period reflecting the Company's expanded programs and marketing. Fabric sales, while down for the six month period this year compared to last year, began to show improvement late in the current six month period resulting from improved in-stock position and changes in our marketing program implemented in December 2003. Floral sales declined slightly for the six month period this year compared to last year. We attribute the slight decline in floral to reductions in inventory as we prepare for product line changes to be implemented later in fiscal 2004.

Gross profit, as a percentage of net sales, increased by 1.2% for the current quarter compared to the prior comparable period as a result of (i) an increase in vendor participation programs, (ii) a decrease in the provision for inventory shrinkage due to favorable results experienced during the physical inventory conducted in the final quarter of fiscal 2003 as compared to the prior comparable period, (iii) a decrease in promotional markdowns, and (iv) a decrease in the initial merchandise cost due to an increase in sales of merchandise with greater profit margins that was partially offset by an increase in freight costs. Gross profit, as a percentage of net sales, increased by 0.1% for the six months ended February 28, 2004 compared to the comparable prior period due to the decrease in the provision for shrinkage, increase in vendor participation programs and decrease in the initial merchandise cost, all as previously mentioned, that was partially offset by an increase in promotional markdowns, primarily in the three months ended November 29, 2003 and an increase in freight costs.

Selling, general and administrative expenses increased for the three and six months ended February 28, 2004 by $687,000 and $1,029,000, respectively, from the comparable prior periods. Additional payroll and payroll related expense,
increased   advertising  expense, and higher insurance costs and increased professional fees were the primary causes of the increases. Selling payroll increased in support of higher sales and increased store square footage due to the new larger stores. Advertising expense increased as a result of additional advertising and market penetration this year compared to the comparable periods last year. Insurance costs rose as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth fiscal quarters last year. The increase in professional fees arose from costs related to the retention of SunTrust Robinson Humphrey as described above and
from  costs  related  to  the  recently reported  gain   recognized  from  the
demutualization of an insurance company which had issued life insurance policies on certain of the Company's executive officers. Selling, general and administrative expenses, as a percentage of net sales, increased by 0.5% and 0.6% for the three and six months ended February 28, 2004, respectively, compared to the comparable prior periods principally due to these expenses increasing at a greater rate than net sales.

Interest income, net, decreased $5,000 and $25,000 for the three and six months ended February 28, 2004, respectively, from the comparable prior periods. This decrease was attributable to increased borrowings under the credit facility and a decrease in average investment levels, coupled with a decline in interest rates on short-term investments versus the comparable prior periods. See "Liquidity and Capital Resources".

Net income increased by $253,000 for the three months ended February 28, 2004, as compared to the prior comparable period. The increase resulted from increased sales and the related increase in gross profit, partially offset by an increase in selling, general and adminstrative expenses and from a realized gain from the sale of securities. Net income decreased by $14,000 for the six months ended February 28, 2004, as compared to the prior period. The decrease is primarily due to an increase in selling, general and administrative expenses that was partially offset by the realized gain from the sale of securities.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the six months ended February 28, 2004, the Company relied on internally generated funds, credit made available by suppliers and short-term borrowings to finance inventories and new store openings.

The Company's working capital increased $701,000 for the six months ended February 28, 2004 as compared to the August 30, 2003 amount primarily because the Company retained its net income for this period.

 The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate (4.00% at February 28, 2004). The credit facility requires the Company to maintain a compensating balance of $400,000 in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $3,970,000 and $1,635,000 during the six month periods ended February 28, 2004 and March 1, 2003, respectively. There were no direct borrowings outstanding under the line of credit at February 28, 2004 or March 1, 2003. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities.

Net cash provided by operating activities for the six months ended February 28, 2004 amounted to $697,000, and $439,000 was used for purchases of property and equipment. Net cash from operating activities resulted primarily from net income of $588,000, decreases in merchandise inventories of $1,920,000 and prepaid expenses of $825,000 that were partially offset by decreases in accounts payable-trade of $1,845,000 and accrued expenses and other current liabilities of $718,000. During the six months ended February 28, 2004 the Company opened one store, did not close, expand or relocate any stores and was operating sixty-nine stores at the end of the period. During the remainder of the fiscal year ending August 28, 2004, the Company anticipates opening one additional new store, relocating two stores and closing two stores. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $725,000 per store in fiscal 2003. These costs associated with the contemplated store openings in fiscal 2004 will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities arise in order to curtail the costs of opening stores. The Company believes that its cash at February 28, 2004, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

Critical Accounting Policies

Refer to the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the complete disclosure of the Company's accounting policies. Certain policies are as follows:

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

Cooperative advertising payments received from vendors have been reclassified to cost of merchandise sold as of the beginning of the quarter ended March 1, 2003. These payments were previously offset against advertising expenses. The amounts included in cost of merchandise sold related to cooperative advertising payments received was $446,000 and $819,000 for the three and six months ended February 28, 2004, and $219,000 and $557,000 for the three and six months ended March 1, 2003, respectively. All comparative periods have been restated.

Advertising costs are expensed as incurred and are included in store expenses as part of selling, general and administrative expenses which amounted to $1,639,000 and $4,132,000 for the three and six months ended February 28, 2004 and $1,476,000 and $3,744,000 for the and six months ended March 1, 2003, respectively.

Recent Accounting Standards

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("Issue No. 00-21"), which requires that revenue from sales with multiple deliverables be accounted for based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provision of this statement, which did not have an impact in its consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provision of this statement, which did not have an impact in its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidation Financial Statements," for entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company's operations and financial position have not been affected by the adoption of FIN 46. In December 2003, a modification to FIN 46 was issued ("FIN 46R"), which delayed the effective date until no later than fiscal periods ending after March 15, 2004, and provided additional technical clarification to implementation issues. The Company currently does not have any variable interest entities as defined in FIN 46R.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that management evaluates carefully to minimize earnings volatility. At February 28, 2004 and March 1, 2003, and during each of the quarters then ended, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not have any foreign currency exposure. Loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (4.00% at February 28, 2004). There were no loans outstanding under any such line of credit at February 28, 2004 or March 1, 2003.

The following table details future projected payments for the Company's significant contractual obligations as of February 28, 2004:

                                                                          Computer and
                                                                        Other Technology
                                        Operating Leases              Related Commitments                 Total
       Six Months Ending:
              2004                       $     4,927,340               $      222,945                 $     5,150,285
      Fiscal Year Ending:
              2005                             9,205,138                       98,761                       9,303,899
              2006                             7,818,207                       55,061                       7,873,268
              2007                             6,409,210                        1,519                       6,410,729
              2008                             5,116,264                            0                       5,116,264
           Thereafter                         10,024,058                            0                      10,024,058
                                           -------------                  -----------                      ----------
                                         $    43,500,217               $      378,286                   $  43,878,503
                                          ==============                  ===========                    ============

Item 4. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive and Acting Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Acting Chief Financial Officers.

It should be noted that any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                        RAG SHOPS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders of the Company was held on January 13, 2004. Mr. Stanley Berenzweig was elected a Class I Director by a vote of 4,580,427 shares in favor and 136,608 shares withheld and Mr. Fred J. Damiano was elected a Class I Director by a vote of 4,546,178 shares in favor and 170,857 shares withheld. Mr. Jeffrey Gerstel, Ms. Judith Lombardo and Mr. Mario Ciampi, Class II Directors, and Mr. Steven B. Barnett and Mr. Alan C. Mintz, Class III Directors, will continue to serve for their term expiring in 2005 and 2006, respectively.

    The selection of the firm of Grant Thornton LLP as auditors for the Company's fiscal year ending August 28, 2004 was ratified by a vote of 4,686,999 in favor, 28,189 against, 1,847 abstaining and there were zero broker non-votes.

    No other matters were considered by the Stockholders at said Annual Meeting.

Item 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits
        99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

        99.2   Certification of Acting Chief Financial Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
               Section 1350)

  (b) Reports on Form 8-K filed during the quarter ended February 28, 2004:

        Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2004, reporting information pursuant to Items 5 and 7.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAG SHOPS, INC.


Date:   April 13, 2004                  /S/ Stanley Berenzweig
                                        ----------------------
                                        Stanley Berenzweig
                                        Chairman of the Board and
                                        Chief Executive Officer

Date:   April 13, 2004                  /S/ Steven B. Barnett
                                        ---------------------
                                        Steven B. Barnett
                                        Acting Principal Financial Officer, and
                                        Acting Principal Accounting Officer

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

SIGNATURE                           TITLE(S)                   DATE

/S/ STANLEY BERENZWEIG              Principal Executive        April 13, 2004
----------------------              and Director
 Stanley Berenzweig

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

SIGNATURE                   TITLE(S)                           DATE

/S/ STEVEN B. BARNETT       Executive Vice President,          April 13, 2004
----------------------      Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

       The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2004 (the "Report").

      The undersigned hereby certifies that:

   - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

   - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 13th day of April 2004.


                                                /S/ Stanley Berenzweig
                                                ----------------------
                                                Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

         The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2004 (the "Report").

       The undersigned hereby certifies that:

    - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

    - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 13th day of April 2004.


                                                /S/ Steven B. Barnett
                                                ---------------------
                                                Executive Vice President,
                                                Acting Chief Financial Officer