Form 10-Q
period 2004-05-29
RAG SHOPS INC
filed 2004-07-13
CIK 874385

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended May 29, 2004

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

               CLASS                            OUTSTANDING AT JUNE 30, 2004
   Common Stock, par value $.01                           4,797,983

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

       Condensed consolidated balance sheets - May 29, 2004
        (unaudited), May 31, 2003 (unaudited) and August 30,
        2003                                                                 3

       Condensed consolidated results of operations- three
        and nine months ended May 29, 2004 (unaudited) and
        May 31, 2003 (unaudited)                                             4

       Condensed consolidated statements of cash flows -
        nine months ended May 29, 2004 (unaudited) and
        May 31, 2003 (unaudited)                                             5

       Notes to condensed consolidated financial statements               6-10

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10-14

    Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk                                                14-15

    Item 4.   Controls and Procedures                                       15

Part II - OTHER INFORMATION

    Items 1.-5.                                                             16

    Item  6.   Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                  16

CERTIFICATIONS                                                           17-18

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                                       May 29,              May 31,            August 30,
                                                                         2004                2003                 2003
                                                                         ----                ----                 ----
                                                                     (Unaudited)          (Unaudited)           (Note A)


                             ASSETS
   CURRENT ASSETS:
     Cash                                                            $     1,041         $     2,283          $       835
     Investment in common stock                                                -                 310                  307
     Merchandise inventories                                              29,577              27,449               31,995
     Prepaid expenses                                                      1,175                 851                1,490
     Other current assets                                                    624                 436                  431
     Deferred income taxes                                                   918                 790                  918
                                                                       ---------           ---------            ---------

                      Total current assets                                33,335              32,119               35,976

     Property and equipment, net                                           4,301               4,686                4,580
     Deferred income taxes                                                   646                 361                  324
     Other assets                                                             31                  33                   29
                                                                       ---------           ---------            ---------

   TOTAL ASSETS                                                      $    38,313         $    37,199          $    40,909
                                                                       =========           =========            =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Short-term bank borrowings                                     $     2,640         $         -          $         -
      Accounts payable-trade                                               7,661               7,628               11,432
      Accrued expenses and other current liabilities                       3,785               3,533                4,315
      Accrued salaries and wages                                             776                 748                1,103
      Deferred income                                                         58                 756                  582
                                                                       ---------           ---------            ---------

                    Total current liabilities                             14,920              12,665               17,432


   STOCKHOLDERS' EQUITY:
      Common stock                                                            48                  48                   48
      Additional paid-in capital                                           6,235               6,235                6,235
      Retained earnings                                                   17,174              18,241               17,186
      Unrealized gain on investment in common
          stock, net of tax                                                    -                  74                   72
      Treasury stock, at cost, 26,880 shares                                 (64)                (64)                 (64)
                                                                       ---------           ---------            ---------

                   Total stockholders' equity                             23,393              24,534               23,477
                                                                       ---------           ---------            ---------

   TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                       $    38,313         $    37,199          $    40,909
                                                                       =========           =========            =========

Note A: Derived from the August 30, 2003 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                              Three Months Ended                        Nine Months Ended
                                                              ------------------                        -----------------
                                                          May 29,             May 31,              May 29,             May 31,
                                                           2004                2003                 2004                2003
                                                           ----                ----                 ----                ----



Net sales                                             $    27,245         $    27,920          $    93,326         $    91,949
Cost of merchandise
    sold, occupancy and
    distribution costs                                     18,243              18,733               61,909              61,094
                                                        ---------           ---------            ---------           ---------

Gross profit                                                9,002               9,187               31,417              30,855

Selling, general and
    administrative expenses                                 9,935               9,646               31,538              30,221
                                                        ---------           ---------            ---------           ---------

                                                             (933)               (459)                (121)                634
Gain from sale of securities                                    -                   -                  161                   -
                                                        ---------           ---------            ---------           ---------

Income (loss) from operations                                (933)               (459)                  40                 634
Interest income (expense), net                                 (9)                  1                  (33)                  2
                                                        ----------          ---------            ----------          ---------

Income (loss) before
    income tax provision (benefit)                           (942)               (458)                   7                 636
Income tax provision (benefit)                               (342)               (207)                  19                 286
                                                        ----------          ----------           ---------           ---------

Net income (loss)                                     $      (600)        $      (251)         $       (12)        $       350
                                                        ==========          ==========           ==========          =========

EARNINGS (LOSS) PER
    COMMON SHARE:

Basic and diluted                                     $      (.13)        $      (.05)        $          -        $        .07
                                                       ==========          ==========           ==========          ==========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:

Basic                                                   4,797,983           4,797,983           4,797,983           4,797,983
                                                        =========           =========           =========           =========

Diluted                                                 4,797,983           4,797,983           4,797,983           4,825,987
                                                        =========           =========           =========           =========

See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                                        Nine Months Ended
                                                                             May 29, 2004                May 31, 2003
                                                                             ------------                ------------

Cash flows from operating activities:
    Net income (loss)                                                      $       (12)                 $       350
    Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
      Depreciation and amortization                                              1,213                        1,007
      Loss on disposition of property and equipment                                  -                           31
      Amortization of deferred income                                             (524)                        (640)
      Deferred income taxes                                                       (187)                           -
      Gain from sale of securities                                                (161)                           -
    Changes in assets and liabilities:
     (Increase) decrease in:
      Merchandise inventories                                                    2,418                        4,274
      Prepaid expenses                                                             233                          398
      Other current assets                                                        (193)                          18
      Other assets                                                                  (2)                          10
     Increase (decrease) in:
      Accounts payable-trade                                                    (3,771)                      (2,680)
      Accrued expenses and other current liabilities                              (530)                         579
      Accrued salaries and wages                                                  (327)                        (550)
                                                                             ----------                   ---------

    Net cash provided by (used in) operating activities                         (1,843)                       2,797
                                                                             ----------                   ---------

 Cash flows from investing activities:
    Proceeds from sale of securities                                               343                            -
    Proceeds from sale of property and equipment                                     3                            -
    Payments for purchases of property and
      equipment                                                                   (937)                      (1,473)
                                                                             ----------                   ----------

    Net cash used in investing activities                                         (591)                      (1,473)
                                                                             ----------                   ----------

Cash flows from financing activities:
    Proceeds from issuance of note payable - bank                               17,140                        6,750
    Repayments of note payable - bank                                          (14,500)                      (6,750)
                                                                             ----------                   ---------

    Net cash provided by financing activities                                    2,640                            -
                                                                             ---------                    ---------

 Net increase in cash                                                              206                        1,324
 Cash, beginning of period                                                         835                          959
                                                                             ---------                    ---------

 Cash, end of period                                                       $     1,041                  $     2,283
                                                                             =========                    =========

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                             $        45                  $         5
                                                                             =========                    =========

      Income taxes                                                         $       191                  $        57
                                                                             =========                    =========


See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED MAY 29, 2004 AND MAY 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the consolidated financial statements for the interim periods. Since the Company's business is seasonal, the operating results for the three and nine months ended May 29, 2004 are not necessarily indicative of results for other quarters or the fiscal year.

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

Cooperative advertising payments received from vendors have been reclassified to cost of merchandise sold as of the beginning of the quarter ended March 1, 2003. These payments were previously offset against advertising expenses. The amounts included in cost of merchandise sold related to cooperative advertising payments received was $358,000 and $1,177,000 for the three and nine months ended May 29, 2004, and $294,000 and $851,000 for the three and nine months ended May 31, 2003, respectively. All comparative periods have been restated.

Advertising costs are expensed as incurred and are included in store expenses as part of selling, general and administrative expenses which amounted to $1,188,000 and $5,320,000 for the three and nine months ended May 29, 2004 and $1,332,000 and $5,076,000 for the three and nine months ended May 31, 2003, respectively.

Recent Developments

On February 25, 2004, the Company announced that it had retained the investment banking firm of SunTrust Robinson Humphrey to provide financial advisory services and review possible strategic alternatives for the Company, including, but not necessarily limited to, sale, merger or other corporate transactions, in an effort to maximize shareholder value. There is no assurance that any transaction will result from the engagement or that, if a transaction does occur, it will be on terms that all shareholders consider favorable. As of the date of this filing, the Company has no further developments to report. See
Note 8.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, if the FASB adopts this proposed statement, as currently drafted, the Company will have to recognize fair value of the stock-based compensation in the consolidated statement of income rather than disclosing the pro forma impact of the stock-based compensation as the Company currently does.

Stock-Based Compensation

The Company has a stock based compensation plan which is described more fully in
Note 5. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. There has been no compensation expense recognized during the three and nine months ended May 29, 2004 and May 31, 2003 as all options have been issued with exercise prices equal to the underlying stock's market price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation":

                                                               Three Months Ended                       Nine Months Ended
                                                               ------------------                       -----------------
                                                          May 29,              May 31,             May 29,             May 31,
                                                           2004                2003                 2004               2003
                                                           ----                ----                 ----               ----

Net income (loss), as reported                        $     (600,000)     $     (251,000)      $      (12,000)     $      350,000

Deduct: Total stock based employee
  compensation determined under fair
  value based method for options granted,
  modified, or settled, net of related tax effect              8,000               2,000               23,000               3,000
                                                         -----------          ----------           ----------          ----------

Pro forma net income (loss)                           $     (608,000)     $     (253,000)      $      (35,000)     $      347,000
                                                         ===========          ===========          ==========          ==========

Earnings (loss) per share
  Basic - as reported                                 $         (.13)     $         (.05)      $            -      $          .07
                                                         ===========         ===========          ===========         ===========
  Basic - pro forma                                   $         (.13)     $         (.05)      $        (.01)      $          .07
                                                         ===========         ===========          ===========         ===========

  Diluted - as reported                               $         (.13)     $         (.05)      $            -      $          .07
                                                         ===========         ===========          ===========         ===========
  Diluted - pro forma                                 $         (.13)     $         (.05)      $        (.01)      $          .07
                                                         ===========         ===========          ===========         ===========

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended                            Nine Months Ended
                                                           ------------------                            -----------------
                                                      May 29,               May 31,                May 29,               May 31,
                                                       2004                   2003                  2004                   2003
                                                       ----                   ----                  ----                   ----

Numerator for basic and diluted Earnings per share:


Net income (loss)                                $      (600,000)       $      (251,000)      $       (12,000)       $       350,000
                                                  ===============        ===============         =============          ============

Denominator:
 Denominator for basic earnings per
  share-weighted average shares                        4,797,983              4,797,983             4,797,983              4,797,983
 Effect of dilutive securities:
  Employee stock options                                       -                      -                     -                 28,004
                                                   -------------          -------------       ---------------        ---------------

Denominator for diluted
  earnings per share adjusted
  weighted average shares
  and assumed conversions                              4,797,983              4,797,983             4,797,983              4,825,987
                                                    ------------           ------------          ------------           ------------

Basic earnings (loss) per share                 $          (.13)       $          (.05)      $              -       $            .07
                                                   =============          =============         =============          =============

Diluted earnings (loss) per share               $          (.13)       $          (.05)      $              -       $            .07
                                                   =============          =============         =============          =============

Stock options excluded from the above calculation, as the effect of such options would be anti-dilutive, aggregated 146,700 both for the three and nine months ended May 29, 2004, and 173,700 and 0 for the three and nine months ended May 31, 2003, respectively.

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

NOTE 5 - STOCK OPTION PLAN

On January 23, 2003, the stockholders of the Company approved the Company's 2002 Stock Option Plan (the "2002 Plan"). A copy of the 2002 Plan is set forth in the Proxy Statement filed by the Company with the Securities and Exchange Commission on December 30, 2002. The Company's prior stock option plan expired by its terms. As of May 29, 2004 an aggregate of 57,000 options remain outstanding under the prior plan. A total of 750,000 shares of Common Stock have been reserved for issuance under the 2002 Plan. As of May 29, 2004, 109,700 options have been granted and 20,000 options were forfeited pursuant to the 2002 Plan.

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table sets forth selected accrued expenses and other current liabilities consisting of the following:

                                                                                              As of:
                                                                 May 29, 2004              May 31, 2003              August 30, 2003
                                                                 ------------              ------------              ---------------
                                                                                     (Amounts in thousands)

Straight line rent                                              $       990               $       805                $       882
Other accrued expenses and current liabilities                        2,795                     2,728                      3,433
                                                                  ---------                 ---------                 ----------
                                                                $     3,785               $     3,533                $     4,315
                                                                 ==========                ==========                 ==========

NOTE 7 - SCHEDULE OF COMPREHENSIVE INCOME (LOSS)

The Schedule of Comprehensive Income (Loss) is as follows:

                                                              Three Months Ended                          Nine Months Ended
                                                              ------------------                          -----------------
                                                        May 29,               May 31,               May 29,               May 31,
                                                          2004                  2003                 2004                  2003
                                                          ----                  ----                 ----                  ----
                                                                                  (Amounts in thousands)

Net income (loss)                                      $       (600)         $       (251)         $        (12)        $        350

Other comprehensive income, net of taxes:
    Unrealized gain on investment in
      common stock                                                -                    28                     -                   16
    Reversal of unrealized gain due to sale
      of securities                                               -                     -                   (72)                   -
                                                         ----------             ----------           ----------           ----------

Comprehensive income (loss)                            $       (600)         $       (223)         $        (84)        $        366
                                                         ===========            ==========           ===========          ==========

As a result of the sale of securities from "investment in common stock" in the second quarter of the current fiscal year, the "unrealized gain on investment in common stock, net of tax", previously reported in stockholders' equity, has been realized in net income.

NOTE 8 - COMMITMENTS

The Company entered into letter agreements dated May 12, 2004 with each of eight employees for retention payments to such employee(s) in the event that a change in control (as defined under the Company's Change of Control Agreement) occurs on or before December 31, 2004 and the employee remains employed by the Company, or its successor, ninety (90) days after such change of control. The aggregate potential amount of the payments that could be made by the Company under these agreements equals $540,000.

NOTE 9 - CREDIT FACILITY

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate of 4.00% which remained constant throughout the nine months ended May 29, 2004. The credit facility requires the Company to maintain a compensating balance of $400,000 which is included in cash in the accompanying balance sheet and is subject to interest charges if not met, in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $3,970,000 and $1,635,000 during the nine month periods ended May 29, 2004 and May 31, 2003, respectively. There was $2,640,000 of direct borrowings outstanding under the line of credit at May 29, 2004 and no direct borrowings were outstanding at May 31, 2003. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities. At May 29, 2004, the Company had outstanding letters of credit in the aggregate amount of $306,000.

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

Results of Operations

The Company operated 67 and 69 stores, and leased retail square footage of 805,700 and 798,000 at the end of the third fiscal quarter of 2004 and 2003, respectively. The following table sets forth, as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                                      Three Months Ended                      Nine Months Ended
                                                      ------------------                      -----------------
                                                 May 29,             May 31,             May 29,            May 31,
                                                   2004                2003               2004                2003
                                                   ----                ----               ----                ----



    Net sales                                        100.0%              100.0%              100.0%             100.0%
    Cost of merchandise
      sold, occupancy and
      distribution costs                              67.0                67.1                66.3               66.4
                                                  --------            --------            --------           --------

    Gross profit                                      33.0                32.9                33.7               33.6
    Selling general and
      administrative expenses                         36.4                34.5                33.8               32.9
    Gain from sale of securities                         -                   -                 0.1                  -
                                                  --------            --------            --------           --------

    Income (loss) from operations                     (3.4)               (1.6)                0.0                0.7
                                                  --------            --------            --------           --------

    Net income (loss)                                 (2.2)%              (0.9)%              (0.0)%              0.4%
                                                  --------            --------            --------           --------

The Company's net sales decreased by $675,000 or 2.4% and increased $1,377,000 or 1.5% for the three and nine months ended May 29, 2004, respectively, compared to the comparable prior year periods. The decrease in net sales for the three months ended May 29, 2004 resulted from a decrease in comparable store sales of $891,000 or 3.3% partially offset by an increase of $216,000 related to revenue from larger new store openings, net of sales reductions for smaller closed stores. The Company's comparable store sales include stores commencing with their thirteenth consecutive entire fiscal month, including stores that were expanded but excluding stores that were relocated, if any. Management believes sales for the three months ended May 29, 2004 were adversely affected by the shift of Memorial Day from fiscal May to fiscal June in 2004, one less newspaper circular in the three months ended May 29, 2004 that was utilized in the immediate prior quarter compared to the comparable prior year periods, the inability to offer new merchandise as a result of the Company's efforts to manage the increase in merchandise inventories, and management's continuing expenditures of time and resources on the exploration of strategic alternatives consistent with its prior announcements. The increase in net sales for the nine months ended May 29, 2004 was attributable to a $2,759,000 increase from the larger new store sales, net of sales reductions from the smaller closed stores, partially offset by a $1,382,000 or 1.5% decrease in comparable store sales. In addition to the aforementioned shift of Memorial Day, the inability to offer new merchandise and management's diversion of time and resources in the three months ended May 29, 2004, sales for the nine months ended May 29, 2004 were also adversely affected by inclement weather in the three months ended February 28, 2004 and by changes in the Company's advertising program, implemented in the fourth quarter of 2003 that continued during the first quarter of fiscal 2004.

The Company divides its business into three broad categories - fabrics, crafts and floral. For the nine-month period this year, crafts sales increased significantly over the comparable prior year period reflecting the Company's expanded merchandising programs and industry strength. Fabric sales continued to trend downwards for the three-month and nine-month periods this year compared to last year. Fabric sales continued to be soft in the third quarter, especially in apparel fabrics. The Company attributes softness in this area to its decision to reduce space allocated to fabrics in its stores and to general softness in the fabrics industry. Floral sales declined for the nine-month period this year compared to last year. We attribute the decline in floral sales to reductions in inventory during the nine months ended May 29, 2004 as we prepared for product line changes that are currently being implemented at the direction of our new floral buyer.

Gross profit, as a percentage of net sales, increased by 0.1 % for the three and nine months ended May 29, 2004, compared to the prior comparable periods. The increase for the current quarter resulted from an increase in vendor participation programs and a decrease in the provision for inventory shrinkage due to favorable results experienced during the physical inventory conducted in the final quarter of fiscal 2003 as compared to the prior comparable period, that was offset by the increase in occupancy costs resulting from the Company's termination of the lease of an underperforming store that required a payment of $147,000 to settle all lease obligations and due to additional square footage and rent costs associated with new larger stores as compared to smaller closed stores as well as lease term renewal increases in rent for existing stores. The increase in gross profit, as a percentage of net sales, for the nine months ended May 29, 2004 compared to the comparable prior period was principally due to the decrease in the provision for shrinkage and an increase in vendor participation programs that was offset by an increase in occupancy costs, all as previously mentioned, and by an increase in promotional markdowns, primarily in the three months ended November 29, 2003.

Selling, general and administrative expenses increased for the three and nine months ended May 29, 2004 by $289,000 and $1,317,000, respectively, from the comparable prior periods. The increase for the current quarter was principally attributable to $241,000 of professional fees incurred in connection with the retention of SunTrust Robinson Humphrey, as described above, and higher depreciation due to the acceleration for leasehold improvements of four closed stores aggregating $112,000 in the current quarter in accordance with Financial Accounting Standards Board Statement No.146 "Accounting for Costs Associated with Exit or Disposal Activities", such increases were partially offset by a decrease in advertising costs as a result of one less newspaper circular, as mentioned above. The increase for the nine months ended May 29, 2004 was primarily  due to  the  increase  in  professional  fees  and  depreciation,  as previously mentioned, an increase in advertising expense as a result of additional advertising and market penetration in the six months ended February 28, 2004 compared to the comparable period last year and higher insurance costs as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth quarters last year. Selling, general and administrative expenses, as a percentage of net sales, increased by 1.9% and 0.9% for the three and nine months ended May 29, 2004, respectively, compared to the comparable prior year periods principally due to these expenses increasing at a greater rate than net sales. Excluding the additional professional fees and depreciation mentioned above, selling, general and administrative expenses, as a percentage of net sales, increased by 0.6% for the three and nine months ended May 29, 2004 compared to the comparable prior year periods.

Interest income, net, decreased $10,000 for the three months ended May 29, 2004 from the comparable prior period due to increased borrowings under the credit facility and a decrease in average investment levels. Interest income, net, decreased by $35,000 for the nine months ended May 29, 2004, as compared to the comparable prior year period, due to a decrease in average investment levels coupled with a decline in interest rates on short-term investments in the six months ended February 28, 2004 versus the comparable prior year period and increased borrowings under the credit facility, as mentioned above. See "Liquidity and Capital Resources".

Net loss increased by $349,000 for the three months ended May 29, 2004, as compared to the prior comparable period. The increase in net loss resulted from a decrease in net sales and the related decrease in gross profit, in addition to an increase in selling, general and administrative expenses. Net income decreased by $362,000 for the nine months ended May 29, 2004, as compared to the prior period. The decrease in net income is primarily due to an increase in selling, general and administrative expenses that was partially offset by the increase in net sales and the related increase in gross profit in addition to the realized gain from the sale of securities.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended May 29, 2004, the Company relied on internally generated funds, credit made available by suppliers and short-term borrowings to finance inventories and new store openings. The Company's working capital decreased $129,000 for the nine months ended May 24, 2004 as compared to the August 30, 2003 amount.

The Company maintains a $10 million credit facility with a bank. The credit facility is renewable annually on or before each December 31 and consists of a discretionary unsecured line of credit for direct borrowings and the issuance and refinance of letters of credit. Borrowings under the line of credit bear interest at the bank's prime rate of 4.00% which remained constant throughout the nine months ended May 29, 2004. The credit facility requires the Company to maintain a compensating balance of $400,000 which is included in cash in the accompanying balance sheet and is subject to interest charges if not met, in addition to certain financial covenants. Historically, the amount borrowed has varied based on the Company's seasonal requirements, generally reaching a maximum amount outstanding during the fourth quarter of each fiscal year. The maximum amount borrowed under the line was $3,970,000 and $1,635,000 during the nine month periods ended May 29, 2004 and May 31, 2003, respectively. There was $2,640,000 of direct borrowings outstanding under the line of credit at May 29, 2004 and no direct borrowings were outstanding at May 31, 2003. The Company intends to maintain the availability of a line of credit for seasonal working capital requirements and in order to be able to take advantage of future opportunities. At May 29, 2004, the Company had outstanding letters of credit in the aggregate amount of $306,000.

Net cash used by operating activities for the nine months ended May 29, 2004 amounted to $1,843,000, and $937,000 was used for purchases of property and equipment. Net cash used by operating activities resulted primarily from a decrease in accounts payable-trade of $3,771,000 and a decrease in accrued expenses and other current liabilities of $530,000 that were partially offset by a decrease in merchandise inventories of $2,418,000. During the nine months ended May 29, 2004, the Company opened one store, closed two stores, relocated two stores and was operating sixty-seven stores at the end of the period. During the remainder of the fiscal year ending August 28, 2004, the Company will open one additional new store and anticipates relocating one store and not closing any stores. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $725,000 per store in fiscal 2003. These costs associated with the contemplated store openings in fiscal 2004 will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities arise in order to curtail the costs of opening stores. The Company believes that its cash at May 29, 2004, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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

Cooperative advertising payments received from vendors have been reclassified to cost of merchandise sold as of the beginning of the quarter ended March 1, 2003. These payments were previously offset against advertising expenses. The amounts included in cost of merchandise sold related to cooperative advertising payments received was $358,000 and $1,177,000 for the three and nine months ended May 29, 2004, and $294,000 and $851,000 for the three and nine months ended May 31, 2003, respectively. All comparative periods have been restated.

Advertising costs are expensed as incurred and are included in store expenses as part of selling, general and administrative expenses which amounted to $1,188,000 and $5,320,000 for the three and nine months ended May 29, 2004 and $1,332,000 and $5,076,000 for the and nine months ended May 31, 2003, respectively.

Recent Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, if the FASB adopts this proposed statement, as currently drafted, the Company will have to recognize fair value of the stock-based compensation in the consolidated statement of income rather than disclosing the pro forma impact of the stock-based compensation as the Company currently does.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. The Company's activities expose it to certain risks that management evaluates carefully to minimize earnings volatility. At May 29, 2004 and May 31, 2003, and during each of the quarters then ended, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company does not have any foreign currency exposure. Loans outstanding under the Company's unsecured line of credit bear interest at the bank's prime rate (4.00% at May 29, 2004). There was $2,640,000 of direct borrowings outstanding under the line of credit at May 29, 2004 and no direct borrowings were outstanding at May 31, 2003.

The following table details future projected payments for the Company's significant contractual obligations as of May 29, 2004:

                                                                   Computer and
                                                                Other Technology
                                 Operating Leases              Related Commitments              Total
   Three Months Ending:

           2004                   $     2,445,809               $      111,475             $     2,557,284
   Fiscal Year Ending:
           2005                         9,644,415                       98,761                   9,743,176
           2006                         8,381,106                       55,061                   8,436,167
           2007                         7,060,410                        1,519                   7,061,929
           2008                         5,767,464                            0                   5,767,464
        Thereafter                     13,150,174                            0                  13,150,174
                                    -------------                  -----------                  ----------
                                  $    46,449,378               $      266,816               $  46,716,194
                                    =============                  ===========                  ==========

The Company entered into letter agreements dated May 12, 2004 with each of eight employees for retention payments to such employee(s) in the event that a change in control (as defined under the Company's Change of Control Agreement) occurs on or before December 31, 2004 and the employee remains employed by the Company, or its successor, ninety (90) days after such change of control. The aggregate potential amount of the payments that could be made by the Company under these agreements equals $540,000.

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

PART II - OTHER INFORMATION

Items 1.-5.   Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits
      10.1 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of John Alberto
      10.2 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Steven B. Barnett
      10.3 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Patricia Dahlem
      10.4 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Jeffrey C. Gerstel
      10.5 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Judith Lombardo
      10.6 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Bruce Miller
      10.7 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Leonard Settanni
      99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
             1350)
      99.2 Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

  (b) No reports on Form 8-K have been filed during the quarter ended May 29, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAG SHOPS, INC.


Date:   July 13, 2004                   /S/ Stanley Berenzweig
                                        Stanley Berenzweig
                                        Chairman of the Board and
                                        Chief Executive Officer

Date:   July 13, 2004                   /S/ Steven B. Barnett
                                        ---------------------
                                        Steven B. Barnett
                                        Acting Principal Financial
                                        Officer, and Acting Principal
                                        Accounting Officer

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

SIGNATURE                      TITLE(S)                         DATE
/S/ STANLEY BERENZWEIG         Principal Executive              July 13, 2004
----------------------         and Director
 Stanley Berenzweig

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

SIGNATURE                     TITLE(S)                            DATE

/S/ STEVEN B. BARNETT         Executive Vice President,           July 13, 2004
----------------------        Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 10.1

                           CHANGE OF CONTROL AGREEMENT


         THIS CHANGE OF CONTROL AGREEMENT (this "Agreement") is effective as of the 12th day of May, 2004 (the "Effective Date"), and made by RAG SHOPS, INC. on behalf of itself and its subsidiaries (collectively, the "Company") for the benefit of John Alberto (the "Employee").

         WHEREAS, the Employee is currently employed by the Company; and

         WHEREAS, the Board of Directors of the Company or a committee thereof (collectively, the "Board") has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued services and dedication of the Employee, notwithstanding the possibility or occurrence of a sale of the Company or a tender offer, merger, consolidation, dissolution or other corporate transaction involving the Company resulting in a change of control which would require the filing by the Company under the Securities Exchange Act of 1934, as amended, of a Current Report on Form 8-K (collectively, a "Change of Control"); and

         WHEREAS, in order to accomplish the foregoing objective, the Board has authorized and directed the Company to enter into this Agreement;

         NOW, THEREFORE, the Company hereby agrees for the benefit of the Employee as follows:

         1. Change of Control Payment. In the event that prior to the termination of this Agreement (as determined in accordance with Section 3 hereof), (i) a Change of Control shall have occurred, and (ii) (A) the Employee's employment with the Company is terminated by the Company without Cause (as hereinafter defined) within the period ending ninety (90) calendar days after such Change of Control (the "Relevant Period") or (B) the Employee remains an employee of the Company for the entire Relevant Period, then the Company shall pay to the Employee (in addition to any other amounts that may be due and owing to the Employee by the Company), in a single lump sum payment within thirty (30) days after the Relevant Period, an amount equal to $30,000.00.

         2. Cause. The term "Cause" shall mean (i) the willful failure of the Employee substantially to perform the duties of his employment (other than any such failure resulting from incapacity due to physical or mental illness) for at least five (5) days after a written demand for substantial performance is delivered to the Employee by the Company which specifically identifies the manner in which the Company believes the Employee has not substantially performed the duties of his employment; (ii) the Employee's engaging in conduct that constitutes neglect or willful misconduct in carrying out the duties of his employment or that is injurious to the Company or any of its affiliates; (iii) the Employee's arrest for, conviction of, or entering a plea of guilty, nolo contendere (or similar plea) to a crime that constitutes a felony or any crime of moral turpitude; (iv) the Employee's directly or indirectly selling, passing on or otherwise using or disclosing, without permission, any confidential information of the Company; or (v) the Employee's direct or indirect participation in business activities in competition with the Company.

         3. Term. This Agreement shall become effective on the Effective Date and shall terminate on the earliest to occur of the following events: (i) on December 31, 2004, if no Change of Control has occurred prior to December 31, 2004; and (ii) on the date of the cessation of employment with the Company, (a) if the Employee ceases to be employed by the Company for any reason (including, without limitation, as a result of death, disability, resignation or termination with or without Cause) prior to the occurrence of a Change of Control or (b) if the Employee ceases to be employed by the Company for any reason other than termination of the employment by the Company without Cause after a Change of Control shall have occurred, but within the Relevant Period.

         4. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without reference to the choice of law principles thereof.

         5. Assignability. This Agreement is personal to the Employee and without the prior written consent of the Company shall not be assignable by the Employee. This Agreement shall inure to the benefit of and be enforceable by the Employee. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any corporation, entity, individual or other person who is the successor (whether direct or indirect, by purchase, merger, consolidation, reorganization, or otherwise) to all or substantially all of the business and/or assets of the Company, to expressly assume and agree to perform, by a written agreement, all of the obligations of the Company under this Agreement, prior to or contemporaneously with a Change of Control. As used in this Agreement, the term "Company" shall mean the Company as defined above and any successor to its business and/or assets as described herein which assumes and agrees to perform this Agreement by operation of law, written agreement, or otherwise.

         6. Waiver. This Agreement may not be changed or terminated without the prior written agreement of both the Company and the Employee. The waiver of any breach of any term or condition of this Agreement shall not be deemed to constitute the waiver of any breach of the same or any other term or condition of this Agreement.

         7. Severability. In the event any provision of this Agreement is found to be unenforceable or invalid, such provision shall be severable from this Agreement and shall not affect the enforceability or validity of any other provision of this Agreement. If any provision of this Agreement is capable to two constructions, one of which would render the provision void and the other that would render the provision valid, then the provision shall have the construction that renders it valid.

         8. This Agreement Not a Contract of Employment For Any Reason. This Agreement is not a contract of employment and the terms of employment of the Employee including, without limitation, his or her status as an employee-at-will, shall not be affected in any way by this Agreement. The grant and delivery of this Agreement shall not be construed as conferring any legal rights upon the Employee for a continuation of employment, nor shall it interfere with the right of the Company or any subsidiary to discharge the Employee.

         IN WITNESS WHEREOF, the undersigned has duly executed this Agreement as of the Effective Date on behalf of the Company.


                                     RAG SHOPS, INC.



                                     By:   /S/ Jeffrey C. Gerstel
                                           -----------------------------
                                           Name: Jeffrey C. Gerstel
                                           Title: President

                                  EXHIBIT 10.2

                           CHANGE OF CONTROL AGREEMENT


         THIS CHANGE OF CONTROL AGREEMENT (this "Agreement") is effective as of the 12th day of May, 2004 (the "Effective Date"), and made by RAG SHOPS, INC. on behalf of itself and its subsidiaries (collectively, the "Company") for the benefit of Steven B. Barnett (the "Employee").

         WHEREAS, the Employee is currently employed by the Company; and

         WHEREAS, the Board of Directors of the Company or a committee thereof (collectively, the "Board") has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued services and dedication of the Employee, notwithstanding the possibility or occurrence of a sale of the Company or a tender offer, merger, consolidation, dissolution or other corporate transaction involving the Company resulting in a change of control which would require the filing by the Company under the Securities Exchange Act of 1934, as amended, of a Current Report on Form 8-K (collectively, a "Change of Control"); and

         WHEREAS, in order to accomplish the foregoing objective, the Board has authorized and directed the Company to enter into this Agreement;

         NOW, THEREFORE, the Company hereby agrees for the benefit of the Employee as follows:

         1. Change of Control Payment. In the event that prior to the termination of this Agreement (as determined in accordance with Section 3 hereof), (i) a Change of Control shall have occurred, and (ii) (A) the Employee's employment with the Company is terminated by the Company without Cause (as hereinafter defined) within the period ending ninety (90) calendar days after such Change of Control (the "Relevant Period") or (B) the Employee remains an employee of the Company for the entire Relevant Period, then the Company shall pay to the Employee (in addition to any other amounts that may be due and owing to the Employee by the Company), in a single lump sum payment within thirty (30) days after the Relevant Period, an amount equal to $145,000.00.

         2. Cause. The term "Cause" shall mean (i) the willful failure of the Employee substantially to perform the duties of his employment (other than any such failure resulting from incapacity due to physical or mental illness) for at least five (5) days after a written demand for substantial performance is delivered to the Employee by the Company which specifically identifies the manner in which the Company believes the Employee has not substantially performed the duties of his employment; (ii) the Employee's engaging in conduct that constitutes neglect or willful misconduct in carrying out the duties of his employment or that is injurious to the Company or any of its affiliates; (iii) the Employee's arrest for, conviction of, or entering a plea of guilty, nolo contendere (or similar plea) to a crime that constitutes a felony or any crime of moral turpitude; (iv) the Employee's directly or indirectly selling, passing on or otherwise using or disclosing, without permission, any confidential information of the Company; or (v) the Employee's direct or indirect participation in business activities in competition with the Company.

         3. Term. This Agreement shall become effective on the Effective Date and shall terminate on the earliest to occur of the following events: (i) on December 31, 2004, if no Change of Control has occurred prior to December 31, 2004; and (ii) on the date of the cessation of employment with the Company, (a) if the Employee ceases to be employed by the Company for any reason (including, without limitation, as a result of death, disability, resignation or termination with or without Cause) prior to the occurrence of a Change of Control or (b) if the Employee ceases to be employed by the Company for any reason other than termination of the employment by the Company without Cause after a Change of Control shall have occurred, but within the Relevant Period.

         4. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without reference to the choice of law principles thereof.

         5. Assignability. This Agreement is personal to the Employee and without the prior written consent of the Company shall not be assignable by the Employee. This Agreement shall inure to the benefit of and be enforceable by the Employee. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any corporation, entity, individual or other person who is the successor (whether direct or indirect, by purchase, merger, consolidation, reorganization, or otherwise) to all or substantially all of the business and/or assets of the Company, to expressly assume and agree to perform, by a written agreement, all of the obligations of the Company under this Agreement, prior to or contemporaneously with a Change of Control. As used in this Agreement, the term "Company" shall mean the Company as defined above and any successor to its business and/or assets as described herein which assumes and agrees to perform this Agreement by operation of law, written agreement, or otherwise.

         6. Waiver. This Agreement may not be changed or terminated without the prior written agreement of both the Company and the Employee. The waiver of any breach of any term or condition of this Agreement shall not be deemed to constitute the waiver of any breach of the same or any other term or condition of this Agreement.

         7. Severability. In the event any provision of this Agreement is found to be unenforceable or invalid, such provision shall be severable from this Agreement and shall not affect the enforceability or validity of any other provision of this Agreement. If any provision of this Agreement is capable to two constructions, one of which would render the provision void and the other that would render the provision valid, then the provision shall have the construction that renders it valid.

         8. This Agreement Not a Contract of Employment For Any Reason. This Agreement is not a contract of employment and the terms of employment of the Employee including, without limitation, his or her status as an employee-at-will, shall not be affected in any way by this Agreement. The grant and delivery of this Agreement shall not be construed as conferring any legal rights upon the Employee for a continuation of employment, nor shall it interfere with the right of the Company or any subsidiary to discharge the Employee.

         IN WITNESS WHEREOF, the undersigned has duly executed this Agreement as of the Effective Date on behalf of the Company.


                                      RAG SHOPS, INC.



                                      By:   /S/ Jeffrey C. Gerstel
                                             ----------------------------
                                            Name: Jeffrey C. Gerstel
                                            Title: President

                                  EXHIBIT 10.3

                           CHANGE OF CONTROL AGREEMENT


         THIS CHANGE OF CONTROL AGREEMENT (this "Agreement") is effective as of the 12th day of May, 2004 (the "Effective Date"), and made by RAG SHOPS, INC. on behalf of itself and its subsidiaries (collectively, the "Company") for the benefit of Patricia Dahlem (the "Employee").

         WHEREAS, the Employee is currently employed by the Company; and

         WHEREAS, the Board of Directors of the Company or a committee thereof (collectively, the "Board") has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued services and dedication of the Employee, notwithstanding the possibility or occurrence of a sale of the Company or a tender offer, merger, consolidation, dissolution or other corporate transaction involving the Company resulting in a change of control which would require the filing by the Company under the Securities Exchange Act of 1934, as amended, of a Current Report on Form 8-K (collectively, a "Change of Control"); and

         WHEREAS, in order to accomplish the foregoing objective, the Board has authorized and directed the Company to enter into this Agreement;

         NOW, THEREFORE, the Company hereby agrees for the benefit of the Employee as follows:

         1. Change of Control Payment. In the event that prior to the termination of this Agreement (as determined in accordance with Section 3 hereof), (i) a Change of Control shall have occurred, and (ii) (A) the Employee's employment with the Company is terminated by the Company without Cause (as hereinafter defined) within the period ending ninety (90) calendar days after such Change of Control (the "Relevant Period") or (B) the Employee remains an employee of the Company for the entire Relevant Period, then the Company shall pay to the Employee (in addition to any other amounts that may be due and owing to the Employee by the Company), in a single lump sum payment within thirty (30) days after the Relevant Period, an amount equal to $30,000.00.

         2. Cause. The term "Cause" shall mean (i) the willful failure of the Employee substantially to perform the duties of his employment (other than any such failure resulting from incapacity due to physical or mental illness) for at least five (5) days after a written demand for substantial performance is delivered to the Employee by the Company which specifically identifies the manner in which the Company believes the Employee has not substantially performed the duties of his employment; (ii) the Employee's engaging in conduct that constitutes neglect or willful misconduct in carrying out the duties of his employment or that is injurious to the Company or any of its affiliates; (iii) the Employee's arrest for, conviction of, or entering a plea of guilty, nolo contendere (or similar plea) to a crime that constitutes a felony or any crime of moral turpitude; (iv) the Employee's directly or indirectly selling, passing on or otherwise using or disclosing, without permission, any confidential information of the Company; or (v) the Employee's direct or indirect participation in business activities in competition with the Company.

         3. Term. This Agreement shall become effective on the Effective Date and shall terminate on the earliest to occur of the following events: (i) on December 31, 2004, if no Change of Control has occurred prior to December 31, 2004; and (ii) on the date of the cessation of employment with the Company, (a) if the Employee ceases to be employed by the Company for any reason (including, without limitation, as a result of death, disability, resignation or termination with or without Cause) prior to the occurrence of a Change of Control or (b) if the Employee ceases to be employed by the Company for any reason other than termination of the employment by the Company without Cause after a Change of Control shall have occurred, but within the Relevant Period.

         4. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without reference to the choice of law principles thereof.

         5. Assignability. This Agreement is personal to the Employee and without the prior written consent of the Company shall not be assignable by the Employee. This Agreement shall inure to the benefit of and be enforceable by the Employee. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any corporation, entity, individual or other person who is the successor (whether direct or indirect, by purchase, merger, consolidation, reorganization, or otherwise) to all or substantially all of the business and/or assets of the Company, to expressly assume and agree to perform, by a written agreement, all of the obligations of the Company under this Agreement, prior to or contemporaneously with a Change of Control. As used in this Agreement, the term "Company" shall mean the Company as defined above and any successor to its business and/or assets as described herein which assumes and agrees to perform this Agreement by operation of law, written agreement, or otherwise.

        6. Waiver. This Agreement may not be changed or terminated without the prior written agreement of both the Company and the Employee. The waiver of any breach of any term or condition of this Agreement shall not be deemed to constitute the waiver of any breach of the same or any other term or condition of this Agreement.

         7. Severability. In the event any provision of this Agreement is found to be unenforceable or invalid, such provision shall be severable from this Agreement and shall not affect the enforceability or validity of any other provision of this Agreement. If any provision of this Agreement is capable to two constructions, one of which would render the provision void and the other that would render the provision valid, then the provision shall have the construction that renders it valid.

         8. This Agreement Not a Contract of Employment For Any Reason. This Agreement is not a contract of employment and the terms of employment of the Employee including, without limitation, his or her status as an employee-at-will, shall not be affected in any way by this Agreement. The grant and delivery of this Agreement shall not be construed as conferring any legal rights upon the Employee for a continuation of employment, nor shall it interfere with the right of the Company or any subsidiary to discharge the Employee.

         IN WITNESS WHEREOF, the undersigned has duly executed this Agreement as of the Effective Date on behalf of the Company.


                                     RAG SHOPS, INC.



                                     By:   /S/ Jeffrey C. Gerstel
                                           -----------------------------
                                           Name: Jeffrey C. Gerstel
                                           Title: President

                                  EXHIBIT 10.4

                           CHANGE OF CONTROL AGREEMENT


         THIS CHANGE OF CONTROL AGREEMENT (this "Agreement") is effective as of the 12th day of May, 2004 (the "Effective Date"), and made by RAG SHOPS, INC. on behalf of itself and its subsidiaries (collectively, the "Company") for the benefit of Jeffrey C. Gerstel (the "Employee").

         WHEREAS, the Employee is currently employed by the Company; and

         WHEREAS, the Board of Directors of the Company or a committee thereof (collectively, the "Board") has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued services and dedication of the Employee, notwithstanding the possibility or occurrence of a sale of the Company or a tender offer, merger, consolidation, dissolution or other corporate transaction involving the Company resulting in a change of control which would require the filing by the Company under the Securities Exchange Act of 1934, as amended, of a Current Report on Form 8-K (collectively, a "Change of Control"); and

         WHEREAS, in order to accomplish the foregoing objective, the Board has authorized and directed the Company to enter into this Agreement;

         NOW, THEREFORE, the Company hereby agrees for the benefit of the Employee as follows:

         1. Change of Control Payment. In the event that prior to the termination of this Agreement (as determined in accordance with Section 3 hereof), (i) a Change of Control shall have occurred, and (ii) (A) the Employee's employment with the Company is terminated by the Company without Cause (as hereinafter defined) within the period ending ninety (90) calendar days after such Change of Control (the "Relevant Period") or (B) the Employee remains an employee of the Company for the entire Relevant Period, then the Company shall pay to the Employee (in addition to any other amounts that may be due and owing to the Employee by the Company), in a single lump sum payment within thirty (30) days after the Relevant Period, an amount equal to $100,000.00.

         2. Cause. The term "Cause" shall mean (i) the willful failure of the Employee substantially to perform the duties of his employment (other than any such failure resulting from incapacity due to physical or mental illness) for at least five (5) days after a written demand for substantial performance is delivered to the Employee by the Company which specifically identifies the manner in which the Company believes the Employee has not substantially performed the duties of his employment; (ii) the Employee's engaging in conduct that constitutes neglect or willful misconduct in carrying out the duties of his employment or that is injurious to the Company or any of its affiliates; (iii) the Employee's arrest for, conviction of, or entering a plea of guilty, nolo contendere (or similar plea) to a crime that constitutes a felony or any crime of moral turpitude; (iv) the Employee's directly or indirectly selling, passing on or otherwise using or disclosing, without permission, any confidential information of the Company; or (v) the Employee's direct or indirect participation in business activities in competition with the Company.

         3. Term. This Agreement shall become effective on the Effective Date and shall terminate on the earliest to occur of the following events: (i) on December 31, 2004, if no Change of Control has occurred prior to December 31, 2004; and (ii) on the date of the cessation of employment with the Company, (a) if the Employee ceases to be employed by the Company for any reason (including, without limitation, as a result of death, disability, resignation or termination with or without Cause) prior to the occurrence of a Change of Control or (b) if the Employee ceases to be employed by the Company for any reason other than termination of the employment by the Company without Cause after a Change of Control shall have occurred, but within the Relevant Period.

         4. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without reference to the choice of law principles thereof.

         5. Assignability. This Agreement is personal to the Employee and without the prior written consent of the Company shall not be assignable by the Employee. This Agreement shall inure to the benefit of and be enforceable by the Employee. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any corporation, entity, individual or other person who is the successor (whether direct or indirect, by purchase, merger, consolidation, reorganization, or otherwise) to all or substantially all of the business and/or assets of the Company, to expressly assume and agree to perform, by a written agreement, all of the obligations of the Company under this Agreement, prior to or contemporaneously with a Change of Control. As used in this Agreement, the term "Company" shall mean the Company as defined above and any successor to its business and/or assets as described herein which assumes and agrees to perform this Agreement by operation of law, written agreement, or otherwise.

         6. Waiver. This Agreement may not be changed or terminated without the prior written agreement of both the Company and the Employee. The waiver of any breach of any term or condition of this Agreement shall not be deemed to constitute the waiver of any breach of the same or any other term or condition of this Agreement.

         7. Severability. In the event any provision of this Agreement is found to be unenforceable or invalid, such provision shall be severable from this Agreement and shall not affect the enforceability or validity of any other provision of this Agreement. If any provision of this Agreement is capable to two constructions, one of which would render the provision void and the other that would render the provision valid, then the provision shall have the construction that renders it valid.

         8. This Agreement Not a Contract of Employment For Any Reason. This Agreement is not a contract of employment and the terms of employment of the Employee including, without limitation, his or her status as an employee-at-will, shall not be affected in any way by this Agreement. The grant and delivery of this Agreement shall not be construed as conferring any legal rights upon the Employee for a continuation of employment, nor shall it interfere with the right of the Company or any subsidiary to discharge the Employee.

         IN WITNESS WHEREOF, the undersigned has duly executed this Agreement as of the Effective Date on behalf of the Company.


                                     RAG SHOPS, INC.



                                     By:   /S/ Stanley Berenzweig
                                           -------------------------
                                           Name: Stanley Berenzweig
                                           Title:   Chief Executive Officer

                                  EXHIBIT 10.5

                           CHANGE OF CONTROL AGREEMENT


         THIS CHANGE OF CONTROL AGREEMENT (this "Agreement") is effective as of the 12th day of May, 2004 (the "Effective Date"), and made by RAG SHOPS, INC. on behalf of itself and its subsidiaries (collectively, the "Company") for the benefit of Judith Lombardo (the "Employee").

         WHEREAS, the Employee is currently employed by the Company; and

         WHEREAS, the Board of Directors of the Company or a committee thereof (collectively, the "Board") has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued services and dedication of the Employee, notwithstanding the possibility or occurrence of a sale of the Company or a tender offer, merger, consolidation, dissolution or other corporate transaction involving the Company resulting in a change of control which would require the filing by the Company under the Securities Exchange Act of 1934, as amended, of a Current Report on Form 8-K (collectively, a "Change of Control"); and

         WHEREAS, in order to accomplish the foregoing objective, the Board has authorized and directed the Company to enter into this Agreement;

         NOW, THEREFORE, the Company hereby agrees for the benefit of the Employee as follows:

         1. Change of Control Payment. In the event that prior to the termination of this Agreement (as determined in accordance with Section 3 hereof), (i) a Change of Control shall have occurred, and (ii) (A) the Employee's employment with the Company is terminated by the Company without Cause (as hereinafter defined) within the period ending ninety (90) calendar days after such Change of Control (the "Relevant Period") or (B) the Employee remains an employee of the Company for the entire Relevant Period, then the Company shall pay to the Employee (in addition to any other amounts that may be due and owing to the Employee by the Company), in a single lump sum payment within thirty (30) days after the Relevant Period, an amount equal to $145,000.00.

         2. Cause. The term "Cause" shall mean (i) the willful failure of the Employee substantially to perform the duties of his employment (other than any such failure resulting from incapacity due to physical or mental illness) for at least five (5) days after a written demand for substantial performance is delivered to the Employee by the Company which specifically identifies the manner in which the Company believes the Employee has not substantially performed the duties of his employment; (ii) the Employee's engaging in conduct that constitutes neglect or willful misconduct in carrying out the duties of his employment or that is injurious to the Company or any of its affiliates; (iii) the Employee's arrest for, conviction of, or entering a plea of guilty, nolo contendere (or similar plea) to a crime that constitutes a felony or any crime of moral turpitude; (iv) the Employee's directly or indirectly selling, passing on or otherwise using or disclosing, without permission, any confidential information of the Company; or (v) the Employee's direct or indirect participation in business activities in competition with the Company.

         3. Term. This Agreement shall become effective on the Effective Date and shall terminate on the earliest to occur of the following events: (i) on December 31, 2004, if no Change of Control has occurred prior to December 31, 2004; and (ii) on the date of the cessation of employment with the Company, (a) if the Employee ceases to be employed by the Company for any reason (including, without limitation, as a result of death, disability, resignation or termination with or without Cause) prior to the occurrence of a Change of Control or (b) if the Employee ceases to be employed by the Company for any reason other than termination of the employment by the Company without Cause after a Change of Control shall have occurred, but within the Relevant Period.

         4. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without reference to the choice of law principles thereof.

         5. Assignability. This Agreement is personal to the Employee and without the prior written consent of the Company shall not be assignable by the Employee. This Agreement shall inure to the benefit of and be enforceable by the Employee. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any corporation, entity, individual or other person who is the successor (whether direct or indirect, by purchase, merger, consolidation, reorganization, or otherwise) to all or substantially all of the business and/or assets of the Company, to expressly assume and agree to perform, by a written agreement, all of the obligations of the Company under this Agreement, prior to or contemporaneously with a Change of Control. As used in this Agreement, the term "Company" shall mean the Company as defined above and any successor to its business and/or assets as described herein which assumes and agrees to perform this Agreement by operation of law, written agreement, or otherwise.

         6. Waiver. This Agreement may not be changed or terminated without the prior written agreement of both the Company and the Employee. The waiver of any breach of any term or condition of this Agreement shall not be deemed to constitute the waiver of any breach of the same or any other term or condition of this Agreement.

         7. Severability. In the event any provision of this Agreement is found to be unenforceable or invalid, such provision shall be severable from this Agreement and shall not affect the enforceability or validity of any other provision of this Agreement. If any provision of this Agreement is capable to two constructions, one of which would render the provision void and the other that would render the provision valid, then the provision shall have the construction that renders it valid.

         8. This Agreement Not a Contract of Employment For Any Reason. This Agreement is not a contract of employment and the terms of employment of the Employee including, without limitation, his or her status as an employee-at-will, shall not be affected in any way by this Agreement. The grant and delivery of this Agreement shall not be construed as conferring any legal rights upon the Employee for a continuation of employment, nor shall it interfere with the right of the Company or any subsidiary to discharge the Employee.

         IN WITNESS WHEREOF, the undersigned has duly executed this Agreement as of the Effective Date on behalf of the Company.


                                      RAG SHOPS, INC.



                                      By:   /S/ Jeffrey C. Gerstel
                                            -----------------------------
                                            Name: Jeffrey C. Gerstel
                                            Title: President

                                  EXHIBIT 10.6

                           CHANGE OF CONTROL AGREEMENT


         THIS CHANGE OF CONTROL AGREEMENT (this "Agreement") is effective as of the 12th day of May, 2004 (the "Effective Date"), and made by RAG SHOPS, INC. on behalf of itself and its subsidiaries (collectively, the "Company") for the benefit of Bruce Miller (the "Employee").

         WHEREAS, the Employee is currently employed by the Company; and

         WHEREAS, the Board of Directors of the Company or a committee thereof (collectively, the "Board") has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued services and dedication of the Employee, notwithstanding the possibility or occurrence of a sale of the Company or a tender offer, merger, consolidation, dissolution or other corporate transaction involving the Company resulting in a change of control which would require the filing by the Company under the Securities Exchange Act of 1934, as amended, of a Current Report on Form 8-K (collectively, a "Change of Control"); and

         WHEREAS, in order to accomplish the foregoing objective, the Board has authorized and directed the Company to enter into this Agreement;

         NOW, THEREFORE, the Company hereby agrees for the benefit of the Employee as follows:

         1. Change of Control Payment. In the event that prior to the termination of this Agreement (as determined in accordance with Section 3 hereof), (i) a Change of Control shall have occurred, and (ii) (A) the Employee's employment with the Company is terminated by the Company without Cause (as hereinafter defined) within the period ending ninety (90) calendar days after such Change of Control (the "Relevant Period") or (B) the Employee remains an employee of the Company for the entire Relevant Period, then the Company shall pay to the Employee (in addition to any other amounts that may be due and owing to the Employee by the Company), in a single lump sum payment within thirty (30) days after the Relevant Period, an amount equal to $10,000.00.

         2. Cause. The term "Cause" shall mean (i) the willful failure of the Employee substantially to perform the duties of his employment (other than any such failure resulting from incapacity due to physical or mental illness) for at least five (5) days after a written demand for substantial performance is delivered to the Employee by the Company which specifically identifies the manner in which the Company believes the Employee has not substantially performed the duties of his employment; (ii) the Employee's engaging in conduct that constitutes neglect or willful misconduct in carrying out the duties of his employment or that is injurious to the Company or any of its affiliates; (iii) the Employee's arrest for, conviction of, or entering a plea of guilty, nolo contendere (or similar plea) to a crime that constitutes a felony or any crime of moral turpitude; (iv) the Employee's directly or indirectly selling, passing on or otherwise using or disclosing, without permission, any confidential information of the Company; or (v) the Employee's direct or indirect participation in business activities in competition with the Company.

         3. Term. This Agreement shall become effective on the Effective Date and shall terminate on the earliest to occur of the following events: (i) on December 31, 2004, if no Change of Control has occurred prior to December 31, 2004; and (ii) on the date of the cessation of employment with the Company, (a) if the Employee ceases to be employed by the Company for any reason (including, without limitation, as a result of death, disability, resignation or termination with or without Cause) prior to the occurrence of a Change of Control or (b) if the Employee ceases to be employed by the Company for any reason other than termination of the employment by the Company without Cause after a Change of Control shall have occurred, but within the Relevant Period.

         4. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without reference to the choice of law principles thereof.

         5. Assignability. This Agreement is personal to the Employee and without the prior written consent of the Company shall not be assignable by the Employee. This Agreement shall inure to the benefit of and be enforceable by the Employee. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any corporation, entity, individual or other person who is the successor (whether direct or indirect, by purchase, merger, consolidation, reorganization, or otherwise) to all or substantially all of the business and/or assets of the Company, to expressly assume and agree to perform, by a written agreement, all of the obligations of the Company under this Agreement, prior to or contemporaneously with a Change of Control. As used in this Agreement, the term "Company" shall mean the Company as defined above and any successor to its business and/or assets as described herein which assumes and agrees to perform this Agreement by operation of law, written agreement, or otherwise.

         6. Waiver. This Agreement may not be changed or terminated without the prior written agreement of both the Company and the Employee. The waiver of any breach of any term or condition of this Agreement shall not be deemed to constitute the waiver of any breach of the same or any other term or condition of this Agreement.

         7. Severability. In the event any provision of this Agreement is found to be unenforceable or invalid, such provision shall be severable from this Agreement and shall not affect the enforceability or validity of any other provision of this Agreement. If any provision of this Agreement is capable to two constructions, one of which would render the provision void and the other that would render the provision valid, then the provision shall have the construction that renders it valid.

         8. This Agreement Not a Contract of Employment For Any Reason. This Agreement is not a contract of employment and the terms of employment of the Employee including, without limitation, his or her status as an employee-at-will, shall not be affected in any way by this Agreement. The grant and delivery of this Agreement shall not be construed as conferring any legal rights upon the Employee for a continuation of employment, nor shall it interfere with the right of the Company or any subsidiary to discharge the Employee.

         IN WITNESS WHEREOF, the undersigned has duly executed this Agreement as of the Effective Date on behalf of the Company.


                                     RAG SHOPS, INC.



                                     By:   /S/ Jeffrey C. Gerstel
                                           -----------------------------
                                           Name: Jeffrey C. Gerstel
                                           Title: President

                                  EXHIBIT 10.7

                           CHANGE OF CONTROL AGREEMENT


         THIS CHANGE OF CONTROL AGREEMENT (this "Agreement") is effective as of the 12th day of May, 2004 (the "Effective Date"), and made by RAG SHOPS, INC. on behalf of itself and its subsidiaries (collectively, the "Company") for the benefit of Leonard Settanni (the "Employee").

         WHEREAS, the Employee is currently employed by the Company; and

         WHEREAS, the Board of Directors of the Company or a committee thereof (collectively, the "Board") has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued services and dedication of the Employee, notwithstanding the possibility or occurrence of a sale of the Company or a tender offer, merger, consolidation, dissolution or other corporate transaction involving the Company resulting in a change of control which would require the filing by the Company under the Securities Exchange Act of 1934, as amended, of a Current Report on Form 8-K (collectively, a "Change of Control"); and

         WHEREAS, in order to accomplish the foregoing objective, the Board has authorized and directed the Company to enter into this Agreement;

         NOW, THEREFORE, the Company hereby agrees for the benefit of the Employee as follows:

         1. Change of Control Payment. In the event that prior to the termination of this Agreement (as determined in accordance with Section 3 hereof), (i) a Change of Control shall have occurred, and (ii) (A) the Employee's employment with the Company is terminated by the Company without Cause (as hereinafter defined) within the period ending ninety (90) calendar days after such Change of Control (the "Relevant Period") or (B) the Employee remains an employee of the Company for the entire Relevant Period, then the Company shall pay to the Employee (in addition to any other amounts that may be due and owing to the Employee by the Company), in a single lump sum payment within thirty (30) days after the Relevant Period, an amount equal to $50,000.00.

         2. Cause. The term "Cause" shall mean (i) the willful failure of the Employee substantially to perform the duties of his employment (other than any such failure resulting from incapacity due to physical or mental illness) for at least five (5) days after a written demand for substantial performance is delivered to the Employee by the Company which specifically identifies the manner in which the Company believes the Employee has not substantially performed the duties of his employment; (ii) the Employee's engaging in conduct that constitutes neglect or willful misconduct in carrying out the duties of his employment or that is injurious to the Company or any of its affiliates; (iii) the Employee's arrest for, conviction of, or entering a plea of guilty, nolo contendere (or similar plea) to a crime that constitutes a felony or any crime of moral turpitude; (iv) the Employee's directly or indirectly selling, passing on or otherwise using or disclosing, without permission, any confidential information of the Company; or (v) the Employee's direct or indirect participation in business activities in competition with the Company.

         3. Term. This Agreement shall become effective on the Effective Date and shall terminate on the earliest to occur of the following events: (i) on December 31, 2004, if no Change of Control has occurred prior to December 31, 2004; and (ii) on the date of the cessation of employment with the Company, (a) if the Employee ceases to be employed by the Company for any reason (including, without limitation, as a result of death, disability, resignation or termination with or without Cause) prior to the occurrence of a Change of Control or (b) if the Employee ceases to be employed by the Company for any reason other than termination of the employment by the Company without Cause after a Change of Control shall have occurred, but within the Relevant Period.

         4. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without reference to the choice of law principles thereof.

         5. Assignability. This Agreement is personal to the Employee and without the prior written consent of the Company shall not be assignable by the Employee. This Agreement shall inure to the benefit of and be enforceable by the Employee. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any corporation, entity, individual or other person who is the successor (whether direct or indirect, by purchase, merger, consolidation, reorganization, or otherwise) to all or substantially all of the business and/or assets of the Company, to expressly assume and agree to perform, by a written agreement, all of the obligations of the Company under this Agreement, prior to or contemporaneously with a Change of Control. As used in this Agreement, the term "Company" shall mean the Company as defined above and any successor to its business and/or assets as described herein which assumes and agrees to perform this Agreement by operation of law, written agreement, or otherwise.

         6. Waiver. This Agreement may not be changed or terminated without the prior written agreement of both the Company and the Employee. The waiver of any breach of any term or condition of this Agreement shall not be deemed to constitute the waiver of any breach of the same or any other term or condition of this Agreement.

         7. Severability. In the event any provision of this Agreement is found to be unenforceable or invalid, such provision shall be severable from this Agreement and shall not affect the enforceability or validity of any other provision of this Agreement. If any provision of this Agreement is capable to two constructions, one of which would render the provision void and the other that would render the provision valid, then the provision shall have the construction that renders it valid.

         8. This Agreement Not a Contract of Employment For Any Reason. This Agreement is not a contract of employment and the terms of employment of the Employee including, without limitation, his or her status as an employee-at-will, shall not be affected in any way by this Agreement. The grant and delivery of this Agreement shall not be construed as conferring any legal rights upon the Employee for a continuation of employment, nor shall it interfere with the right of the Company or any subsidiary to discharge the Employee.

         IN WITNESS WHEREOF, the undersigned has duly executed this Agreement as of the Effective Date on behalf of the Company.


                                     RAG SHOPS, INC.



                                     By:   /S/ Jeffrey C. Gerstel
                                           -----------------------------
                                           Name: Jeffrey C. Gerstel
                                           Title: President

                                  EXHIBIT 99.1



                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

         The undersigned, Stanley Berenzweig, the Chief Executive Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended May 29, 2004 (the "Report").

         The undersigned hereby certifies that:

         - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 13th day of July 2004.


                                                    /S/ Stanley Berenzweig
                                                    ----------------------
                                                    Chief Executive Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

         The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended May 29, 2004 (the "Report").

         The undersigned hereby certifies that:

         - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 13th day of July 2004.


                                                  /S/ Steven B. Barnett
                                                  ---------------------
                                                  Executive Vice President,
                                                  Acting Chief Financial Officer