Form 10-Q/A
period 2003-11-29
RAG SHOPS INC
filed 2004-09-20
CIK 874385

FORM 10-Q/A

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended November 29, 2003.

Subsequent to filing Form 10-Q for the period ended May 29, 2004, the Company met (the "Meeting") with its new group health insurance broker (the "Broker") to discuss the status of the Company's group health insurance plan (the "Plan") renewal effective September 1, 2004. The Plan is self-funded and supplemented with an insurance policy for individual stop loss and aggregate stop loss coverage. The nature of this arrangement contemplates that the Company negotiate aggregate stop loss attachment factors ("Factors") with its insurance carrier annually and, based upon such Factors, that the Company accrue, on a monthly basis, an amount for the Plan's insurance expense which is then included in selling, general and administrative expenses. The Factors are multiplied by the covered lives to determine the Company's maximum Plan insurance expense amount (the "Maximum").

At the Meeting, the Broker presented comparative Plan information that included Factors for the Plan year effective September 1, 2003 (the "Current Plan"). The Factors for the Current Plan, obtained by the Broker from the Plan's insurance carrier, were greater than the Factors used by the Company in determining its accrual for the Plan insurance expense during the first three quarterly fiscal periods for the year ended August 28, 2004.

Upon further investigation following the Meeting, the Company was able to ascertain that the Factors used to accrue for the Current Plan insurance expense were the Factors from the prior year rather than the current year. In accordance with APB Opinion No. 20 "Accounting Changes", the Company has determined the aforementioned to be an error in previously issued financial statements resulting from the use of the incorrect Factors.

In its restated financial statements, the Company has reflected the corrected accrual amount based upon applicable current year Factors to record additional Plan insurance expense of $144,000, $136,000 and $139,000 for the three months ended November 29, 2003, February 28, 2004 and May 29, 2004, respectively. The Company is accruing to the Maximum since the Company estimates that the actual amount of health insurance claims to be paid for the current fiscal year is at or near the Maximum.

The Company will restate prior financial statements pursuant to Financial Accounting Standards Board Statement No. 3 "Reporting Accounting Changed in Interim Financial Statements" for this item and the resulting income tax effect.

Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between November 29, 2003 and May 29, 2004 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended November 29, 2003, as originally filed on January 20, 2004, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

    Item  1. Financial Statements

        Condensed consolidated balance sheets - November 29, 2003
           (unaudited and restated), November 30, 2002 (unaudited
           and previously restated) and August 30, 2003 (previously
           restated)                                                          4

        Condensed consolidated statements of income - three
           months ended November 29, 2003 (unaudited and restated)
           and November 30, 2002 (unaudited and previously restated)          5

        Condensed consolidated statements of cash flows - three
           months ended November 29, 2003 (unaudited and restated)
           and November 30, 2002 (unaudited and previously restated)          6

        Notes to condensed consolidated financial statements               7-12

    Item  2.Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12-18

    Item  3.Quantitative and Qualitative Disclosures About Market Risk       18

    Item  4.Controls and Procedures                                          19

Part II - OTHER INFORMATION

    Items 1. - 5.                                                            20

    Item  6.  Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                                   20

CERTIFICATIONS                                                            21-22

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                   November 29,     November 29,     November 30,      August 30,
                                                       2003             2003             2002             2003
                                                       ----             ----             ----             ----
                                                    (Unaudited       (Unaudited       (Unaudited        (Note A)
                                                   and Restated)   and Previously   and Previously     (Previously
                                                                      Reported)        Restated)         Restated)

                     ASSETS
CURRENT ASSETS:
  Cash                                                $   2,473        $   2,473        $   2,433        $     835
  Investment in common stock                                323              323              283              307
  Merchandise inventories                                30,188           30,188           29,812           31,995
  Prepaid expenses                                        1,146            1,091              655            1,490
  Other current assets                                      633              633              705              431
  Deferred income taxes                                     918              918              790              918
                                                        -------          -------          -------          -------

              Total current assets                       35,681           35,626           34,678           35,976

Property and equipment, net                               4,561            4,561            4,282            4,580
Deferred income taxes - long term                           318              318              370              324
Other assets                                                 32               32               41               29
                                                        -------          -------          -------          -------

TOTAL ASSETS                                          $  40,592        $  40,537        $  39,371        $  40,909
                                                        =======          =======          =======          =======

         LIABILITIES AND STOCKHOLDERS'
      EQUITY
CURRENT LIABILITIES:
  Short-term bank borrowings                          $     175        $     175        $       -        $       -
  Accounts payable-trade                                 10,859           10,859            9,854           11,432
  Accrued expenses and other current
      liabilities                                         4,723            4,580            3,774            4,315
  Accrued salaries and wages                                785              785            1,066            1,103
  Deferred income                                           407              407                -              582
                                                        -------          -------          -------          -------

           Total current liabilities                     16,949           16,806           14,694           17,432


STOCKHOLDERS' EQUITY:
  Common stock                                               48               48               48               48
  Additional paid-in capital                              6,235            6,235            6,235            6,235
  Retained earnings                                      17,342           17,430           18,402           17,186
  Unrealized gain on investment in common
      stock, net of tax                                      82               82               56               72
  Treasury stock, at cost, 26,880 shares                    (64)             (64)             (64)             (64)
                                                        --------         --------         --------         --------

           Total stockholders' equity                    23,643           23,731           24,677           23,477
                                                        -------          -------          -------          -------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                            $  40,592        $  40,537        $  39,371        $  40,909
                                                        =======          =======          =======          =======

Note A: Derived from the August 30, 2003 audited balance sheet.
See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                                                        Three Months Ended
                                                                        ------------------
                                                        November 29,       November 29,       November 30,
                                                            2003               2003               2002
                                                            ----               ----               ----
                                                         (Restated)         (Previously        (Previously
                                                                              Reported)          Restated)

Net sales                                                   $ 33,814           $ 33,814           $ 33,357
Cost of merchandise sold, occupancy and
   distribution costs                                         22,310             22,310             21,686
                                                              ------             ------             ------

Gross profit                                                  11,504             11,504             11,671

Selling, general and administrative expenses                  11,224             11,080             10,737
                                                              ------             ------             ------

Income from operations                                           280                424                934
Interest expense, net                                            (25)               (25)                (5)
                                                              -------            -------            -------

Income before provision for income taxes                         255                399                929
Provision for income taxes                                        99                155                418
                                                              ------             ------             ------


Net income                                                  $    156           $    244           $    511
                                                              ======             ======             ======

EARNINGS PER COMMON SHARE:

Basic and diluted                                           $    .03           $    .05           $    .11
                                                              ======             ======             ======

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:

Basic                                                      4,797,983          4,797,983          4,797,983
                                                           =========          =========          =========

Diluted                                                    4,837,942          4,837,942          4,835,603
                                                           =========          =========          =========

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                            Three Months Ended
                                                          November 29,        November 29,        November 30,
                                                               2003                2003                2002
                                                               ----                ----                ----
                                                            (Restated)         (Previously         (Previously
                                                                                 Reported)           Restated)
Cash flows from operating activities:
   Net income                                                 $     156           $     244           $     511
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of deferred income                               (175)               (175)                  -
     Depreciation and amortization                                  359                 359                 332
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                      1,807               1,807                 515
     Prepaid expenses                                               344                 399                 594
     Other current assets                                          (202)               (202)               (251)
     Other assets                                                    (3)                 (3)                  2
    Increase (decrease) in:
     Accounts payable-trade                                        (573)               (573)               (454)
     Accrued expenses and other current liabilities                 408                 265                 820
     Accrued salaries and wages                                    (318)               (318)               (232)
                                                                -------             -------             -------

   Net cash provided by operating activities                      1,803               1,803               1,837
                                                                -------             -------             -------

 Cash flows from investing activities:
   Proceeds from sale of property and equipment                       3                   3                   -
   Payments for purchases of property and equipment                (343)               (343)               (363)
                                                                -------             -------             -------

   Net cash used in investing activities                           (340)               (340)               (363)
                                                                --------            --------            -------

Cash flows from financing activities
    Proceeds from issuance of note payable - bank                10,320              10,320               6,750
    Repayments of note payable - bank                           (10,145)            (10,145)             (6,750)
                                                                --------            --------            -------

   Net cash provided by financing activities                        175                 175                   -
                                                                -------             -------             -------

 Net increase in cash                                             1,638               1,638               1,474
 Cash, beginning of period                                          835                 835                 959
                                                                -------             -------             -------

 Cash, end of period                                          $   2,473           $   2,473           $   2,433
                                                                =======             =======             =======

 Supplemental disclosures of cash flow information:
 Cash paid during the period for:

   Interest                                                   $      25           $      25           $       5
                                                                =======             =======             =======

   Income taxes                                               $       8           $       8           $       2
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

Restatement

Subsequent to filing Form 10-Q for the period ended May 29, 2004, the Company met (the "Meeting") with its new group health insurance broker (the "Broker") to discuss the status of the Company's group health insurance plan (the "Plan") renewal effective September 1, 2004. The Plan is self-funded and supplemented with an insurance policy for individual stop loss and aggregate stop loss coverage. The nature of this arrangement contemplates that the Company negotiate aggregate stop loss attachment factors ("Factors") with its insurance carrier annually and, based upon such Factors, that the Company accrue, on a monthly basis, an amount for the Plan's insurance expense which is then included in selling, general and administrative expenses. The Factors are multiplied by the covered lives to determine the Company's maximum Plan insurance expense amount (the "Maximum").

At the Meeting, the Broker presented comparative Plan information that included Factors for the Plan year effective September 1, 2003 (the "Current Plan"). The Factors for the Current Plan, obtained by the Broker from the Plan's insurance carrier, were greater than the Factors used by the Company in determining its accrual for the Plan insurance expense during the first three quarterly fiscal periods for the year ended August 28, 2004.

Upon further investigation following the Meeting, the Company was able to ascertain that the Factors used to accrue for the Current Plan insurance expense were the Factors from the prior year rather than the current year. In accordance with APB Opinion No. 20 "Accounting Changes", the Company has determined the aforementioned to be an error in previously issued financial statements resulting from the use of the incorrect Factors.

In its restated financial statements, the Company has reflected the corrected accrual amount based upon applicable current year Factors to record additional Plan insurance expense of $144,000, $136,000 and $139,000 for the three months ended November 29, 2003, February 28, 2004 and May 29, 2004, respectively. The Company is accruing to the Maximum since the Company estimates that the actual amount of health insurance claims to be paid for the current fiscal year is at or near the Maximum.

The Company will restate prior financial statements pursuant to Financial Accounting Standards Board Statement No. 3 "Reporting Accounting Changed in Interim Financial Statements" for this item and the resulting income tax effect.

Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between November 29, 2003 and May 29, 2004.

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

Recent Developments-Previous Restatement

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation":

                                                                  Three Months Ended
                                                                  ------------------
                                                    November 29,     November 29,      November 30,
                                                        2003             2003              2002
                                                        ----             ----              ----
                                                     (Restated)       (Previously      (Previously
                                                                       Reported)         Restated)

    Net income as reported                           $   156,000       $   244,000      $    511,000

    Deduct: Total stock based employee
      compensation determined under fair
      value based method for options granted,
      modified, or settled, net of related tax
      effects                                              9,000             9,000                 -
                                                       ---------         ---------        ----------

      Pro forma net income                           $   147,000       $   235,000      $    511,000
                                                       =========         =========        ==========

    Earnings per share
      Basic - as reported                            $       .03       $       .05      $        .11
                                                       =========         =========        ==========
      Basic - pro forma                              $       .03       $       .05      $        .11
                                                       =========         =========        ==========

      Diluted - as reported                          $       .03       $       .05      $        .11
                                                       =========         =========        ==========
      Diluted - pro forma                            $       .03       $       .05      $        .11
                                                       =========         =========        ==========

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three Months Ended
                                                                    ------------------
                                                  November 29,         November 29,         November 30,
                                                      2003                 2003                 2002
                                                      ----                 ----                 ----
                                                   (Restated)           (Previously         (Previously
                                                                          Reported)           Restated)
Numerator for basic and diluted earnings per share:
  Net income                                       $     156,000        $     244,000        $     511,000
                                                     ===========          ===========          ===========

  Denominator:
     Denominator for basic earnings per
       share-weighted average shares                   4,797,983            4,797,983            4,797,983

     Effect of dilutive securities:
       Employee stock options                             39,959               39,959               37,620
                                                     -----------          -----------          -----------

     Denominator for diluted earnings per
       share-adjusted weighted average
       shares and assumed conversions                  4,837,942            4,837,942            4,835,603
                                                     ===========          ===========          ===========

  Basic earnings per share                         $         .03        $         .05        $         .11
                                                     ===========          ===========          ===========

  Diluted earnings per share                       $         .03        $         .05        $         .11
                                                     ===========          ===========          ===========

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

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table sets forth selected accrued expenses and other current liabilities consisting of the following:

                                                                       As of:
                                 November 29, 2003     November 29, 2003    November 30, 2002     August 30, 2003
                                 -----------------     -----------------    -----------------     ---------------
                                                               (Amounts in thousands)
                                     (Restated)            (Previously         (Previously           (Previously
                                                             Reported)          Restated)              Restated)

Straight line rent                  $     918             $     918            $     732            $     882
Other accrued expenses and
  current liabilities                   3,805                 3,662                3,042                3,433
                                      -------               -------              -------             --------
                                    $   4,723             $   4,580            $   3,774            $   4,315
                                     ========              ========             ========             ========

NOTE 7- SCHEDULE OF COMPREHENSIVE INCOME

The Schedule of Comprehensive Income is as follows:

                                                                          Three Months Ended
                                                      November 29, 2003    November 29, 2003   November 30, 2002
                                                      -----------------    -----------------   -----------------
                                                                        (Amounts in thousands)
                                                          (Restated)          (Previously         (Previously
                                                                                Reported)          Restated)

Net income                                                $         156       $         244        $         511

Other comprehensive income, net of taxes:
   Unrealized gain on investment in common stock                     10                  10                   (2)
                                                            -----------         -----------          -----------

Comprehensive income                                      $         166       $         254        $         509
                                                            ===========         ===========          ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby. Such forward-looking statements include those regarding the Company's future results in light of current management activities, and involve known and unknown risks, including competition within the craft and fabric retail industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in the Company's filings with the Securities and Exchange Commission). Our actual results could materially differ from those discussed in these forward-looking statements.

Restatement

Subsequent to filing Form 10-Q for the period ended May 29, 2004, the Company met (the "Meeting") with its new group health insurance broker (the "Broker") to discuss the status of the Company's group health insurance plan (the "Plan") renewal effective September 1, 2004. The Plan is self-funded and supplemented with an insurance policy for individual stop loss and aggregate stop loss coverage. The nature of this arrangement contemplates that the Company negotiate aggregate stop loss attachment factors ("Factors") with its insurance carrier annually and, based upon such Factors, that the Company accrue, on a monthly basis, an amount for the Plan's insurance expense which is then included in selling, general and administrative expenses. The Factors are multiplied by the covered lives to determine the Company's maximum Plan insurance expense amount (the "Maximum").

At the Meeting, the Broker presented comparative Plan information that included Factors for the Plan year effective September 1, 2003 (the "Current Plan"). The Factors for the Current Plan, obtained by the Broker from the Plan's insurance carrier, were greater than the Factors used by the Company in determining its accrual for the Plan insurance expense during the first three quarterly fiscal periods for the year ended August 28, 2004.

Upon further investigation following the Meeting, the Company was able to ascertain that the Factors used to accrue for the Current Plan insurance expense were the Factors from the prior year rather than the current year. In accordance with APB Opinion No. 20 "Accounting Changes", the Company has determined the aforementioned to be an error in previously issued financial statements resulting from the use of the incorrect Factors.

In its restated financial statements, the Company has reflected the corrected accrual amount based upon applicable current year Factors to record additional Plan insurance expense of $144,000, $136,000 and $139,000 for the three months ended November 29, 2003, February 28, 2004 and May 29, 2004, respectively. The Company is accruing to the Maximum since the Company estimates that the actual amount of health insurance claims to be paid for the current fiscal year is at or near the Maximum.

The Company will restate prior financial statements pursuant to Financial Accounting Standards Board Statement No. 3 "Reporting Accounting Changed in Interim Financial Statements" for this item and the resulting income tax effect.

Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between November 29, 2003 and May 29, 2004 for related restatements. Refer to Note 1 - Recent Developments in the Notes to Condensed Consolidated Financial Statements.

Recent Developments-Previous Restatement

In December 2003, the Company received a check from Principal Financial Group, Inc. ("Principal") reflecting dividends payable in connection with common stock of Principal. Receipt of the dividend check prompted a Company inquiry which revealed that, due to its ownership of certain life insurance policies issued by Principal Life Insurance Company, a subsidiary of Principal, and maintained by the Company for certain key executive officers, the Company had received 9,766 shares of Principal's common stock (the "Shares") in December 2001 as consideration in the demutualization of Principal's predecessor. The effective date of the demutualization was in October 2001 and the Shares were issued in December 2001 to one of the Company's subsidiaries, the owner of the life insurance policies, in -book-entry form as uncertificated shares and maintained in an account with Mellon Investor Services established by Principal in connection with its demutualization transaction. The Company had not previously recognized or recorded the Shares issued pursuant to such event.

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

The fair market value of the Shares as of the close of business on November 29, 2003 was $323,352. Amendments to previous reports of the Company filed with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended, will be filed expeditiously and will include restatement of the financial statements therein, respectively, summarized as follows:

              Current                                                                            Earnings
              assets                    Stockholders' Equity                                     per share
              ------         Deferred   --------------------                 Provision           ---------   Total
              Investment     income     Unrealized              Gain from    for        Net      Basic       compre-
              in common      taxes-     gain, net    Retained   demutual-    income     income   and         hensive
              stock          long term  of taxes     earnings   ization      taxes      (loss)   Diluted     income
              -----          ---------  --------     --------   -------      -----      ------   -------     ------
                                          (Amounts in thousands except earnings per share)

Quarterly Period Ended December 1, 2001
Reported         $        -    $  436     $      -     $18,892    $      -     $  888     $1,390  $  0.29     $ 1,390
Restated                224       336           24      18,992         181        969      1,490     0.31       1,514

Quarterly Period Ended March 2, 2002
Reported                  -       436            -      19,021                               129                  129
Restated                242       328           34      19,121                               129                  139

Quarterly Period Ended June 1, 2002
Reported                  -       436            -      19,111                                90                   90
Restated                297       303           64      19,211                                90                  120

Fiscal Year Ended August 31, 2002
Reported                  -       497            -      17,791           -       236         290     0.06         290
Restated                286       369           58      17,891         181       317         390     0.08         448

Quarterly Period Ended November 30, 2002
Reported                  -       497            -      18,302                               511                  511
Restated                283       370           56      18,402                               511                  509


              Current                                                                            Earnings
              assets                           Stockholders' Equity                              per share
              ------         Deferred          --------------------          Provision           ---------   Total
              Investment     income     Unrealized              Gain from    for        Net      Basic       compre-
              in common      taxes-     gain, net    Retained   demutual-    income     income   and         hensive
              stock          long term  of taxes     earnings   ization      taxes      (loss)   Diluted     income
              -----          ---------  --------     --------   -------      -----      ------   -------     ------
                                          (Amounts in thousands except earnings per share)

Quarterly Period Ended March 1, 2003
Reported         $        -    $  497     $      -     $18,393                           $   91               $    91
Restated                269       374           46      18,493                               91                    81

Quarterly Period Ended May 31, 2003
Reported                  -       497            -      18,141                             (251)                 (251)
Restated                310       361           74      18,241                             (251)                 (223)

Fiscal Year Ended August 30, 2003
Reported                  -       459            -      17,086                             (705)                 (705)
Restated                307       324           72      17,186                             (705)                 (691)

Results of Operations

The Company operated 69 and 68 stores, and leased retail square footage of 809,500 and 769,600 at the end of the first fiscal quarter of 2004 and 2003, respectively. The following table sets forth, as a percentage of net sales, certain items appearing in the condensed consolidated statements of income for the indicated periods.

                                                                      Three Months Ended
                                                                      ------------------
                                                     November 29,        November 29,        November 30,
                                                         2003                2003                2002
                                                         ----                ----                ----
                                                      (Restated)         (Previously         (Previously
                                                                           Reported)           Restated)

Net sales                                                  100.0%              100.0%              100.0%
Cost of merchandise sold, occupancy
    costs and distribution costs                            66.0                66.0                65.0
                                                        --------            --------            --------

Gross profit                                                34.0                34.0                35.0
Selling, general and administrative expenses                33.2                32.8                32.2
                                                        --------            --------            --------

Income from operations                                       0.8                 1.2                 2.8
                                                        --------            --------            --------

Net income                                                   0.5%                0.7%                1.5%
                                                        ========            ========            ========

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

Selling, general, and administrative expenses increased by $487,000 for the three months ended November 29, 2003 compared to the prior comparable period. Additional advertising and higher insurance costs were the primary causes of the increase. These increases were partially offset by a decrease in general and administrative payroll due to positions that were eliminated and a reduction in the provision for bonuses. Advertising expense increased due to additional circular frequency and distribution and due to the grand opening of a new store during the current quarter. Insurance costs rose as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth fiscal quarters last year and an increase in the group health insurance costs. Selling, general, and administrative expenses as a percentage of net sales increased 1.0% for the three months ended November 29, 2003 compared to the comparable prior period principally due to the decrease in comparable store sales mentioned above.

The $20,000 increase in interest expense, net for the three months ended November 29, 2003 compared to the comparable period last year is due to higher average borrowing levels during the current quarter. See "Liquidity and Capital Resources".

Net income decreased $355,000 for the three months ended November 29, 2003 compared to the three months ended November 30, 2002 as a result of the decrease in gross margin and the increases in selling, general and administrative expenses, and interest expense, net.

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

The Company's working capital increased $188,000 for the three months ended November 29, 2003 as compared to the August 30, 2003 amount primarily because the Company retained its net income for this period.

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

Net cash provided by operating activities for the three months ended November 29, 2003 amounted to $1,803,000, and $343,000 was used for purchases of property and equipment and $175,000 was provided by bank borrowings. Net cash from operating activities resulted primarily from net income of $156,000, decreases in merchandise inventories of $1,807,000 and prepaid expenses of $344,000, and an increase in accrued expenses and other current liabilities of $408,000, partially offset by decreases in accounts payable-trade and accrued salaries and wages of $573,000 and $318,000, respectively. During the three months ended November 29, 2003, the Company opened one store, did not close or expand any stores and was operating sixty-nine stores at the end of the period. During the remainder of the fiscal year ending August 28, 2004, the Company anticipates opening one additional new store, relocating three stores and closing two stores. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $725,000 per store in fiscal 2003. These costs associated with the contemplated store openings in fiscal 2004 will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities arise in order to curtail the costs of opening stores. The Company believes that its cash at November 29, 2003, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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

We restated our unaudited condensed consolidated statement of operations and cash flows for each of the quarterly periods in the 2004 fiscal year, and the unaudited condensed consolidated balance sheets as of November 29, 2003, February 28, 2004 and May 29, 2004. For a description of the restatement, see
Note 1 "Restatement" to the consolidated financial statements in Item 1 of this report. The Company's auditors, Grant Thornton LLP, have advised us that the failure to obtain a written countersigned amendment to our health insurance plan to reflect the current year renewal changes, including attachment factors and, subsequently, to effectively communicate the applicable factors to accounting personnel for use in determining the required self-insurance accruals recorded on a monthly basis constitutes a "significant deficiency" and a "material weakness" (as defined under the standards established by the Public Company Accounting Oversight Board) in the Company's internal controls and procedures over financial reporting. The Company has disclosed to the Audit Committee of the Board of Directors this issue as prescribed by Section 404(a) of the Sarbanes-Oxley Act of 2002. Management is in the process of revising its procedures to address this deficiency.

                        RAG SHOPS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. - 5.  Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

  (a) Exhibits
      99.1 Certification of Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
      99.2 Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAG SHOPS, INC.



Date: September 20, 2004                 /S/ Jeffrey C. Gerstel
                                         ----------------------
                                         Jeffrey C. Gerstel
                                         President and
                                         Chief Operating Officer



Date: September 20, 2004                 /S/ Steven B. Barnett
                                         ---------------------
                                         Steven B. Barnett
                                         Acting Principal Financial Officer and
                                         Acting Principal Accounting Officer

                                 CERTIFICATIONS

I, Jeffrey C. Gerstel, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on September 20, 2004; and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                   TITLE(S)                      DATE

/S/ JEFFREY C. GERSTEL      Principal Executive           September 20, 2004
----------------------      and Director
 Jeffrey C. Gerstel

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on September 20, 2004; and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                  TITLE(S)                        DATE

/S/ Steven B. Barnett      Executive Vice President and    September 20, 2004
---------------------      Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF OPERATING OFFICER
                                   PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

        The undersigned, Jeffrey C. Gerstel, the Chief Operating Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended November 29, 2003 (the "Report").

        The undersigned hereby certifies that:

 - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

 - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 20th day of September, 2004.


                                                  /S/ Jeffrey C. Gerstel
                                                  ----------------------
                                                  Chief Operating Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended November 29, 2003 (the "Report").

        The undersigned hereby certifies that:

 - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

 - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 20th day of September, 2004.


                                               /S/ Steven B. Barnett
                                               ---------------------
                                               Executive Vice President and
                                               Acting Chief Financial Officer