Form 10-Q/A
period 2004-02-28
RAG SHOPS INC
filed 2004-09-20
CIK 874385

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended February 28, 2004.

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

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended February 28, 2004, as originally filed on April 13, 2004, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

     Item  1. Financial Statements

         Condensed consolidated balance sheets - February 28, 2004
           (unaudited and restated), February 28, 2004 (unaudited and previously reported), March 1, 2003 (unaudited and previously
           restated) and August 30, 2003 (previously restated)                4

         Condensed consolidated statements of income - three and six months ended February 28, 2004 (unaudited and restated),
           February 28, 2004 (unaudited and previously reported), and
           March 1, 2003 (unaudited and previously restated)                  5

         Condensed consolidated statements of cash flows - six
           months ended February 28, 2004 (unaudited and restated) and
           March 1, 2003 (unaudited and previously restated)                  6

         Notes to condensed consolidated financial statements              7-11

     Item  2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   12-17

     Item  3. Quantitative and Qualitative Disclosures About Market Risk     17

     Item  4. Controls and Procedures                                     17-18

Part II - OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders            19

      Item 6. Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                                   19

CERTIFICATIONS                                                            20-21

EXHIBITS
      99.1  Certification
      99.2  Certification

                                       RAG SHOPS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (All amounts in thousands)

                                                    February 28,     February 28,      March 1,        August 30,
                                                        2004             2004            2003             2003
                                                        ----             ----            ----             ----
                                                     (Unaudited       (Unaudited      (Unaudited        (Note A)
                                                    and Restated)   and Previously  and Previously     (Previously
                                                                      Reported)        Restated)        Restated)
                     ASSETS
CURRENT ASSETS:
  Cash                                                 $   1,439        $   1,439       $   2,048        $     835
  Investment in common stock                                   -                -             269              307
  Merchandise inventories                                 30,075           30,075          28,525           31,995
  Prepaid expenses                                           690              583             230            1,490
  Other current assets                                       761              761             610              431
  Deferred taxes                                             918              918             790              918
                                                          ------           ------          ------           ------

              Total current assets                        33,883           33,776          32,472           35,976

  Property and equipment, net                              4,258            4,258           4,648            4,580
  Deferred income taxes                                      459              459             374              324
  Other assets                                                31               31              35               29
                                                          ------           ------          ------           ------
TOTAL ASSETS                                           $  38,631        $  38,524       $  37,529        $  40,909
                                                          ======           ======          ======           ======
         LIABILITIES AND STOCKHOLDERS'
                     EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                               $   9,587        $   9,587       $   7,743        $  11,432
  Accrued expenses and other current liabilities           3,877            3,597           3,042            4,315
  Accrued salaries and wages                               1,114            1,114           1,055            1,103
  Deferred Income                                            233              233             931              582
                                                          ------           ------          ------           ------
            Total current liabilities                     14,811           14,531          12,771           17,432


STOCKHOLDERS' EQUITY:
  Common stock                                                48               48              48               48
  Additional paid-in capital                               6,235            6,235           6,235            6,235
  Retained earnings                                       17,601           17,774          18,493           17,186
  Unrealized gain on investment in common
      stock, net of tax                                        -                -              46               72
  Treasury stock, at cost, 26,880 shares                     (64)             (64)            (64)             (64)
                                                          ------           ------          ------           ------
           Total stockholders' equity                     23,820           23,993          24,758           23,477
                                                          ------           ------          ------           ------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             $  38,631        $  38,524       $  37,529        $  40,909
                                                          ======           ======          ======           ======

Note A: Derived from the August 30, 2003 audited balance sheet.

See notes to the condensed consolidated financial statements.

                                       RAG SHOPS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)
                                 (All amounts in thousands, except share data)

                                           Three Months Ended                            Six Months Ended
                                           ------------------                            ----------------
                               February 28,   February 28,     March 1,     February 28,   February 28,     March 1,
                                   2004           2004           2003           2004           2004           2003
                                   ----           ----           ----           ----           ----           ----
                                (Restated)     (Previously    (Previously    (Restated)     (Previously   (Previously
                                                Reported)      Restated)                     Reported)     Restated)

Net sales                         $  32,268      $  32,268      $  30,672      $  66,081      $  66,081      $  64,029
Cost of merchandise
   sold, occupancy and
   distribution costs                21,356         21,356         20,675         43,666         43,666         42,361
                                  ---------      ---------      ---------       --------       --------      ---------
Gross profit                         10,912         10,912          9,997         22,415         22,415         21,668

Selling, general and
   administrative
   expenses                          10,660         10,524          9,837         21,883         21,603         20,574
                                  ---------      ---------      ---------       --------       --------      ---------
                                        252            388            160            532            812          1,094
Gain from sale of securities            161            161              -            161            161              -
                                  ---------      ---------      ---------       --------       --------      ---------
Income from operations                  413            549            160            693            973          1,094
Interest income (expense),
   net                                    1              1              6            (24)           (24)             1
                                  ---------      ---------      ---------       --------       --------      ---------
Income before provision
   for income taxes                     414            550            166            669            949          1,095
Provision for income
   taxes                                155            206             75            254            361            493
                                  ---------      ---------      ---------       --------      ---------      ---------
Net income                        $     259      $     344      $      91      $     415      $     588      $     602
                                  =========      =========      =========      =========      =========      =========
EARNINGS PER
   COMMON SHARE:

Basic and diluted                 $     .05      $     .07      $     .02      $     .09      $     .12      $     .13
                                  =========      =========      =========      =========      =========      =========
WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING:

Basic                             4,797,983      4,797,983      4,797,983      4,797,983      4,797,983      4,797,983
                                  =========      =========      =========      =========      =========      =========
Diluted                           4,829,344      4,829,344      4,816,793      4,833,658      4,833,658      4,828,015
                                  =========      =========      =========      =========      =========      =========

See notes to the condensed consolidated financial statements

                                       RAG SHOPS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                          (All amounts in thousands)

                                                                              Six Months Ended
                                                                              ----------------
                                                         February 28, 2004    February 28, 2004     March 1, 2003
                                                         -----------------    -----------------     -------------
                                                            (Restated)           (Previously          (Previously
                                                                                  Reported)            Restated)
Cash flows from operating activities:
   Net income                                                 $     415            $     588            $     602
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation and amortization                                  758                  758                  663
     Loss on disposition of property and equipment                    -                    -                   34
     Amortization of deferred income                               (349)                (349)                (465)
     Gain from sale of securities                                  (161)                (161)                   -
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                      1,920                1,920                3,198
     Prepaid expenses                                               718                  825                1,019
     Other current assets                                          (330)                (330)                (156)
     Other assets                                                    (2)                  (2)                   8
    Increase (decrease) in:
     Accounts payable-trade                                      (1,845)              (1,845)              (2,565)
     Accrued expenses and other current liabilities                (438)                (718)                  54
     Accrued salaries and wages                                      11                   11                 (243)
                                                               --------             --------              -------
   Net cash provided by operating activities                        697                  697                2,149
                                                               --------             --------              -------
 Cash flows from investing activities:
   Proceeds from sale of securities                                 343                  343                    -
   Proceeds from sale of property and equipment                       3                    3                    -
   Payments for purchases of property and
     equipment                                                     (439)                (439)              (1,060)
                                                               --------             --------              -------
   Net cash used in investing activities                            (93)                 (93)              (1,060)
                                                               --------             --------              -------
Cash flows from financing activities:
   Proceeds from issuance of note payable - bank                 11,665               11,665                6,750
   Repayments of note payable - bank                            (11,665)             (11,665)              (6,750)
                                                               --------             --------              -------
   Net cash provided by financing activities                          -                    -                    -
                                                               --------             --------              -------
 Net increase in cash                                               604                  604                1,089
 Cash, beginning of period                                          835                  835                  959
                                                               --------             --------              -------
 Cash, end of period                                          $   1,439            $   1,439            $   2,048
                                                               ========             ========             ========
 Supplemental disclosures of cash flow
  information:
   Cash paid during the period for:
     Interest                                                 $      36            $      36            $       5
                                                               ========             ========             ========
     Income taxes                                             $     121            $     121            $      17
                                                               ========             ========             ========

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

Advertising costs are expensed as incurred and are included in store expenses as part of selling, general and administrative expenses which amounted to $1,639,000 and $4,132,000 for the three and six months ended February 28, 2004 and $1,476,000 and $3,744,000 for the three and six months ended March 1, 2003, respectively.

Recent Developments-Previous Restatement

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation":

                                            Three Months Ended                           Six Months Ended
                                            ------------------                           ----------------
                                February 28,    February 28,     March 1,    February 28,   February 28,    March 1,
                                    2004            2004           2003          2004           2004          2003
                                    ----            ----           ----          ----           ----          ----
                                 (Restated)     (Previously    (Previously    (Restated)    (Previously   (Previously
                                                 Reported)      Restated)                    Reported)     Restated)

Net income as reported          $    259,000   $    344,000    $     91,000  $    415,000   $    588,000  $    602,000

Deduct: Total stock based
  employee Compensation
  determined under fair
  Value based method for
  options granted, modified,
   or settled, net of related
  tax effect                           6,000          6,000           1,000        15,000         15,000         1,000
                                 -----------      ---------      ----------   -----------     ----------     ---------
Pro forma net income            $    253,000   $    338,000    $     90,000  $    400,000   $    573,000  $    601,000
                                 ===========      =========      ==========   ===========    ===========   ===========
Earnings per share
  Basic - as reported           $        .05   $        .07    $        .02  $        .09   $        .12  $        .13
                                 ===========      =========      ==========   ===========    ===========   ===========
  Basic - pro forma             $        .05   $        .07    $        .02  $        .08   $        .12  $        .13
                                 ===========      =========      ==========   ===========    ===========   ===========
  Diluted - as reported         $        .05   $        .07    $        .02  $        .09   $        .12  $        .13
                                 ===========      =========      ==========   ===========    ===========   ===========
  Diluted - pro forma           $        .05   $        .07    $        .02  $        .08   $        .12  $        .13
                                 ===========      =========      ==========   ===========    ===========   ===========

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months Ended                           Six Months Ended
                                            ------------------                           ----------------
                                February 28,    February 28,     March 1,    February 28,   February 28,    March 1,
                                    2004            2004           2003          2004           2004          2003
                                    ----            ----           ----          ----           ----          ----
                                 (Restated)     (Previously    (Previously    (Restated)    (Previously   (Previously
                                                 Reported)      Restated)                    Reported)     Restated)
Numerator for basic and
  diluted earnings per share:
Net Income                      $    259,000   $    344,000    $     91,000  $    415,000   $    588,000  $    602,000
                                 ===========    ===========     ===========   ===========    ===========   ===========
Denominator:
  Denominator for basic
  earnings per share-
  weighted average shares          4,797,983      4,797,983       4,797,983     4,797,983      4,797,983     4,797,983
Effect of dilutive securities:
  Employee stock options              31,361         31,361          18,810        35,675         35,675        30,032
                                  ----------    -----------      ----------   -----------     ----------   -----------
Denominator for diluted
  earnings per share
  adjusted weighted
  average shares And
  assumed conversions              4,829,344      4,829,344       4,816,793     4,833,658      4,833,658     4,828,015
                                 ===========    ===========     ===========   ===========    ===========   ===========
Basic earnings per share        $        .05   $        .07    $        .02  $        .09   $        .12  $        .13
                                 ===========    ===========     ===========   ===========    ===========   ===========
Diluted earnings per share      $        .05   $        .07    $        .02  $        .09   $        .12  $        .13
                                 ===========    ===========     ===========   ===========    ===========   ===========

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

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table sets forth selected accrued expenses and other current liabilities consisting of the following:

                                                                           As of:
                                                                           ------
                                       February 28, 2004   February 28, 2004     March 1, 2003      August 30, 2003
                                       -----------------   -----------------     -------------      ---------------
                                                                   (Amounts in thousands)
                                           (Restated)         (Previously         (Previously         (Previously
                                                               Reported)           Restated)           Restated)

Straight line rent                         $     954           $     954           $     768           $     882
Other accrued expenses and current
      liabilities                              2,923               2,643               2,274               3,433
                                            --------            --------            --------            --------
                                           $   3,877           $   3,597           $   3,042           $   4,315
                                            ========            ========            ========            ========

NOTE 7- SCHEDULE OF COMPREHENSIVE INCOME

The Schedule of Comprehensive Income is as follows:

                                          Three Months Ended                            Six Months Ended
                                          ------------------                            ----------------
                              February 28,   February 28,     March 1,    February 28,   February 28,     March 1,
                                  2004           2004           2003          2004           2004           2003
                                  ----           ----           ----          ----           ----           ----
                                                              (Amounts in thousands)
                               (Restated)     (Previously   (Previously    (Restated)     (Previously    (Previously
                                               Reported)     Restated)                     Reported)      Restated)

Net income                     $       259    $       344    $        91   $       415    $       588    $       602

Other comprehensive
  income, net of taxes:
  Unrealized loss on
    investment in
    common stock                         -              -            (10)            -              -            (12)
  Reversal of unrealized
    gain due to sale of
    securities                         (82)           (82)             -           (72)           (72)             -
                                 ---------     ----------     ----------    ----------     ----------     ----------
Comprehensive income           $       177    $       262    $        81   $       343    $       516    $       590
                                 =========     ==========     ==========    ==========     ==========     ==========

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

                                          Three Months Ended                           Six Months Ended
                                          ------------------                           ----------------
                               February 28,   February 28,    March 1,    February 28,   February 28,     March 1,
                                   2004           2004          2003          2004           2004           2003
                                   ----           ----          ----          ----           ----           ----
                                (Restated)     (Previously   (Previously   (Restated)     (Previously   (Previously
                                                Reported)     Restated)                    Reported)     Restated)

Net sales                            100.0%         100.0%         100.0%       100.0%         100.0%         100.0%
Cost of merchandise
  sold, occupancy and
  distribution costs                  66.2           66.2           67.4         66.1           66.1           66.2
                                     -----          -----          -----        -----          -----          -----
Gross profit                          33.8           33.8           32.6         33.9           33.9           33.8
Selling general and
  administrative expenses             33.0           32.6           32.1         33.1           32.7           32.1
Gain from sale of securities           0.5            0.5              -          0.2            0.2              -
                                     -----          -----          -----        -----          -----          -----
Income from operations                 1.3            1.7            0.5          1.0            1.5            1.7
                                     -----          -----          -----        -----          -----          -----
Net Income                             0.8%           1.1%           0.3%         0.6%           0.9%           0.9%
                                     =====          =====          =====        =====          =====          =====

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

Selling, general and administrative expenses increased for the three and six months ended February 28, 2004 by $823,000 and $1,309,000, respectively, from the comparable prior periods. Additional payroll and payroll related expense, increased advertising expense, higher insurance costs and increased professional fees were the primary causes of the increases. Selling payroll increased in support of higher sales and increased store square footage due to the new larger stores. Advertising expense increased as a result of additional advertising and market penetration this year compared to the comparable periods last year. Insurance costs rose as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth fiscal quarters last year and an increase in the group health insurance costs. The increase in professional fees arose from costs related to the retention of SunTrust Robinson Humphrey as described above and from costs related to the recently reported gain recognized from the demutualization of an insurance company which had issued life insurance policies on certain of the Company's executive officers. Selling, general and administrative expenses, as a percentage of net sales, increased by 0.9% and 1.0% for the three and six months ended February 28, 2004, respectively, compared to the comparable prior periods principally due to these expenses increasing at a greater rate than net sales.

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

Net income increased by $168,000 for the three months ended February 28, 2004, as compared to the prior comparable period. The increase resulted from increased sales and the related increase in gross profit, partially offset by an increase in selling, general and administrative expenses, and from a realized gain from the sale of securities. Net income decreased by $187,000 for the six months ended February 28, 2004, as compared to the prior period. The decrease is primarily due to an increase in selling, general and administrative expenses that was partially offset by the realized gain from the sale of securities.

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

The Company's working capital increased $528,000 for the six months ended February 28, 2004 as compared to the August 30, 2003 amount primarily because the Company retained its net income for this period.

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

Net cash provided by operating activities for the six months ended February 28, 2004 amounted to $697,000, and $439,000 was used for purchases of property and equipment. Net cash from operating activities resulted primarily from net income of $415,000, decreases in merchandise inventories of $1,920,000 and prepaid expenses of $718,000 that were partially offset by decreases in accounts payable-trade of $1,845,000 and accrued expenses and other current liabilities of $438,000. During the six months ended February 28, 2004 the Company opened one store, did not close, expand or relocate any stores and was operating sixty-nine stores at the end of the period. During the remainder of the fiscal year ending August 28, 2004, the Company anticipates opening one additional new store, relocating two stores and closing two stores. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $725,000 per store in fiscal 2003. These costs associated with the contemplated store openings in fiscal 2004 will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and, if necessary, from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities arise in order to curtail the costs of opening stores. The Company believes that its cash at February 28, 2004, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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

The following table details future projected payments for the Company's significant contractual obligations as of February 28, 2004:

                                                            Computer and
                                                          Other Technology
                                Operating Leases        Related Commitments            Total
    Six Months Ending:
           2004                    $  4,927,340            $   222,945              $   5,150,285
    Fiscal Year Ending:
           2005                       9,205,138                 98,761                  9,303,899
           2006                       7,818,207                 55,061                  7,873,268
           2007                       6,409,210                  1,519                  6,410,729
           2008                       5,116,264                      0                  5,116,264
        Thereafter                   10,024,058                      0                 10,024,058
                                    -----------             ----------                -----------
                                   $ 43,500,217            $   378,286               $ 43,878,503
                                    ===========             ==========                ===========

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

SIGNATURE                    TITLE(S)                        DATE

/S/ STEVEN B. BARNETT        Executive Vice President,       September 20, 2004
---------------------        Acting Chief Financial Officer
 Steven B. Barnett

                                  EXHIBIT 99.1


                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF OPERATING OFFICER
                                   PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

     The undersigned, Jeffrey C. Gerstel, the Chief Operating Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended February 28, 2004 (the "Report").

        The undersigned hereby certifies that:

 - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

 - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 20th day of September 2004.


                                                   /S/ Jeffrey C. Gerstel
                                                   ----------------------
                                                   Chief Operating Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

     The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended February 28, 2004 (the "Report").

        The undersigned hereby certifies that:

 - the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

 - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 20th day of September 2004.


                                                /S/ Steven B. Barnett
                                                ---------------------
                                                Executive Vice President,
                                                Acting Chief Financial Officer