Form 10-Q/A
period 2004-05-29
RAG SHOPS INC
filed 2004-09-20
CIK 874385

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

                          EXPLANATORY NOTE - AMENDMENT

This Form 10-Q/A is being filed to amend and restate Rag Shops, Inc.'s unaudited consolidated financial statements for the quarterly period ended May 29, 2004.

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

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarterly period ended May 29, 2004, as originally filed on July 13, 2004, that was affected has been amended to the extent affected by the referenced correction and restated in its entirety. All other financial information and disclosures remain unchanged.

                        RAG SHOPS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Condensed consolidated balance sheets - May 29, 2004 (unaudited and restated), May 29, 2004 (unaudited and previously reported) and
         May 31, 2003 (unaudited and previously restated) and August 30,
         2003 (previously restated)                                           4

       Condensed consolidated results of operations- three and nine months ended May 29, 2004 (unaudited and restated), May 29, 2004
         (unaudited and previously reported) and May 31, 2003
         (unaudited and previously restated)                                  5

       Condensed consolidated statements of cash flows - nine months ended
         May 29, 2004 (unaudited and restated) May 29, 2004 (unaudited and previously reported) and May 31, 2003 (unaudited and previously
         restated)                                                            6

       Notes to condensed consolidated financial statements                7-12

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    12-17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk   17-18

    Item 4. Controls and Procedures                                       18-19

Part II - OTHER INFORMATION

    Items 1.-5.                                                              19

    Item  6. Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                   19

CERTIFICATIONS                                                            20-21

                        RAG SHOPS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                       May 29,         May 29,          May 31,        August 30,
                                                        2004             2004            2003             2003
                                                        ----             ----            ----             ----
                                                     (Unaudited       (Unaudited      (Unaudited        (Note A)
                                                    and Restated)   and Previously  and Previously    (Previously
                                                                        Reported)      Restated)        Restated)
                     ASSETS
CURRENT ASSETS:
  Cash                                                 $   1,041        $   1,041       $   2,283        $     835
  Investment in common stock                                   -                -             310              307
  Merchandise inventories                                 29,577           29,577          27,449           31,995
  Prepaid expenses                                         1,301            1,175             851            1,490
  Other current assets                                       624              624             436              431
  Deferred income taxes                                      918              918             790              918
                                                         -------          -------         -------          -------

              Total current assets                        33,461           33,335          32,119           35,976

  Property and equipment, net                              4,301            4,301           4,686            4,580
  Deferred income taxes                                      646              646             361              324
  Other assets                                                31               31              33               29
                                                         -------          -------         -------          -------

TOTAL ASSETS                                           $  38,439        $  38,313       $  37,199        $  40,909
                                                         =======          =======         =======          =======

         LIABILITIES AND STOCKHOLDERS'
                     EQUITY
CURRENT LIABILITIES:
  Short-term bank borrowings                           $   2,640        $   2,640       $       -        $       -
  Accounts payable-trade                                   7,661            7,661           7,628           11,432
  Accrued expenses and other current liabilities           4,204            3,785           3,533            4,315
  Accrued salaries and wages                                 776              776             748            1,103
  Deferred income                                             58               58             756              582
                                                         -------          -------         -------          -------

            Total current liabilities                     15,339           14,920          12,665           17,432


STOCKHOLDERS' EQUITY:
  Common stock                                                48               48              48               48
  Additional paid-in capital                               6,235            6,235           6,235            6,235
  Retained earnings                                       16,881           17,174          18,241           17,186
  Unrealized gain on investment in common
      stock, net of tax                                        -                -              74               72
  Treasury stock, at cost, 26,880 shares                     (64)             (64)            (64)             (64)
                                                         --------         --------        --------         --------

           Total stockholders' equity                     23,100           23,393          24,534           23,477
                                                         -------          -------         -------          -------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             $  38,439        $  38,313       $  37,199        $  40,909
                                                         =======          =======         =======          =======

Note A: Derived from the August 30, 2003 audited balance sheet.

See notes to the condensed consolidated financial statements.

                        RAG SHOPS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)
                  (All amounts in thousands, except share data)

                                             Three Months Ended                        Nine Months Ended
                                             ------------------                        -----------------
                                    May 29,       May 29,       May 31,       May 29,       May 29,       May 31,
                                      2004          2004          2003          2004          2004          2003
                                      ----          ----          ----          ----          ----          ----
                                   (Restated)    (Previously  (Previously    (Restated)    (Previously  (Previously
                                                   Reported)     Restated)                    Reported)   Restated)

Net sales                           $ 27,245      $ 27,245      $ 27,920      $ 93,326      $ 93,326      $ 91,949
Cost of merchandise
   sold, occupancy and
   distribution costs                 18,243        18,243        18,733        61,909        61,909        61,094
                                      ------        ------        ------        ------        ------        ------

Gross profit                           9,002         9,002         9,187        31,417        31,417        30,855

Selling, general and
   administrative
   expenses                           10,074         9,935         9,646        31,957        31,538        30,221
                                      ------        ------        ------        ------        ------        ------

                                      (1,072)         (933)         (459)         (540)         (121)          634
Gain from sale of securities               -             -             -           161           161             -
                                      ------        ------        ------        ------        ------        ------

Income (loss) from operations         (1,072)         (933)         (459)         (379)           40           634
Interest income (expense), net            (9)           (9)            1           (33)          (33)            2
                                      -------       -------       ------        -------       -------       ------

Income (loss) before income
   tax provision (benefit)            (1,081)         (942)         (458)         (412)            7           636
Income tax provision (benefit)          (361)         (342)         (207)         (107)           19           286
                                      -------       -------       -------       -------       ------        ------

Net income (loss)                   $   (720)     $   (600)     $   (251)     $   (305)     $    (12)     $    350
                                      =======       =======       =======       =======       =======       ======

EARNINGS (LOSS) PER
   COMMON SHARE:

Basic and diluted                   $   (.15)     $   (.13)     $   (.05)     $   (.06)     $       -     $     .07
                                      =======       =======       =======       =======       =======       =======

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING:

Basic                               4,797,983     4,797,983     4,797,983     4,797,983     4,797,983     4,797,983
                                    =========     =========     =========     =========     =========     =========

Diluted                             4,797,983     4,797,983     4,797,983     4,797,983     4,797,983     4,825,987
                                    =========     =========     =========     =========     =========     =========

See notes to the condensed consolidated financial statements

                        RAG SHOPS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (All amounts in thousands)

                                                                            Nine Months Ended
                                                                            -----------------
                                                           May 29, 2004       May 29, 2004       May 31, 2003
                                                           ------------       ------------       ------------
                                                            (Restated)        (Previously        (Previously
                                                                                Reported)          Restated)
Cash flows from operating activities:
   Net income (loss)                                          $    (305)          $     (12)         $     350
   Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
     Depreciation and amortization                                1,213               1,213              1,007
     Loss on disposition of property and equipment                    -                   -                 31
     Amortization of deferred income                               (524)               (524)              (640)
     Deferred income taxes                                         (187)               (187)                 -
     Gain from sale of securities                                  (161)               (161)                 -
   Changes in assets and liabilities:
    (Increase) decrease in:
     Merchandise inventories                                      2,418               2,418              4,274
     Prepaid expenses                                               107                 233                398
     Other current assets                                          (193)               (193)                18
     Other assets                                                    (2)                 (2)                10
    Increase (decrease) in:
     Accounts payable-trade                                      (3,771)             (3,771)            (2,680)
     Accrued expenses and other current liabilities                (111)               (530)               579
     Accrued salaries and wages                                    (327)               (327)              (550)
                                                                --------            --------           -------

   Net cash provided by (used in) operating activities           (1,843)             (1,843)             2,797
                                                                --------            --------           -------

 Cash flows from investing activities:
   Proceeds from sale of securities                                 343                 343                  -
   Proceeds from sale of property and equipment                       3                   3                  -
   Payments for purchases of property and
     equipment                                                     (937)               (937)            (1,473)
                                                                --------            --------           --------

   Net cash used in investing activities                           (591)               (591)            (1,473)
                                                                --------            --------           --------

Cash flows from financing activities:
   Proceeds from issuance of note payable - bank                 17,140              17,140              6,750
   Repayments of note payable - bank                            (14,500)            (14,500)            (6,750)
                                                                --------            --------           -------

   Net cash provided by financing activities                      2,640               2,640                  -
                                                                -------             -------            -------

 Net increase in cash                                               206                 206              1,324
 Cash, beginning of period                                          835                 835                959
                                                                -------             -------            -------

 Cash, end of period                                          $   1,041           $   1,041          $   2,283
                                                                =======             =======            =======

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                 $      45           $      45          $       5
                                                                =======             =======            =======

     Income taxes                                             $     191           $     191          $      57
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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation":

                                          Three Months Ended                           Six Months Ended
                                          ------------------                           ----------------
                                 May 29,        May 29,       May 31,        May 29,        May 29,        May 31,
                                  2004           2004           2003          2004           2004           2003
                                  ----           ----           ----          ----           ----           ----
                               (Restated)     (Previously   (Previously    (Restated)     (Previously    (Previously
                                               Reported)      Restated)                     Reported)     Restated)
Net income (loss), as
   reported                    $   (720,000)  $   (600,000)  $ (251,000)   $   (305,000)  $    (12,000)  $ 350,000

Deduct: Total stock based
  employee compensation
  determined under fair
  value based method for
  options granted,
  modified, or settled, net
  of related tax effect               8,000          8,000         2,000         23,000         23,000          3,000
                                 ----------     ----------         -----     ----------     ----------     ----------

Pro forma net income
  (loss)                       $   (728,000)  $   (608,000)  $  (253,000)  $   (328,000)  $    (35,000)  $    347,000
                                 ===========    ===========     =========    ===========    ===========   ===========

Earnings (loss) per share
  Basic - as reported          $      (.15)   $      (.13)   $     (.05)   $     (.06)    $         -    $        .07
                                 ==========     ==========     =========     =========      =========      ==========
  Basic - pro forma            $      (.15)   $      (.13)   $     (.05)   $     (.07)    $      (.01)   $        .07
                                 ==========     ==========     =========     =========      ==========     ==========

  Diluted - as reported        $      (.15)   $      (.13)   $     (.05)   $     (.06)    $         -    $        .07
                                 ==========     ==========     =========     =========      =========      ==========
  Diluted - pro forma          $      (.15)   $      (.13)   $     (.05)   $     (.07)    $      (.01)   $        .07
                                 ==========     ==========     =========     =========      ==========     ==========

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months Ended                          Six Months Ended
                                            ------------------                          ----------------
                                   May 29,        May 29,       May 31,        May 29,        May 29,       May 31,
                                    2004           2004           2003          2004           2004          2003
                                    ----           ----           ----          ----           ----          ----
                                 (Restated)     (Previously   (Previously    (Restated)     (Previously   (Previously
                                                  Reported)     Restated)                     Reported)     Restated)
Numerator for basic and
  diluted earnings per share:
Net Income (loss)               $   (720,000)  $   (600,000)  $   (251,000) $   (305,000)  $    (12,000)  $   350,000

Denominator:
  Denominator for basic
  earnings per share-
  weighted average shares          4,797,983      4,797,983      4,797,983     4,797,983      4,797,983     4,797,983
Effect of dilutive securities:
  Employee stock options                   -              -              -             -              -        28,004
                                 -----------    -----------    -----------   -----------    -----------    ----------

Denominator for diluted
  earnings per share
  adjusted weighted
  average shares and
  assumed conversions              4,797,983      4,797,983      4,797,983     4,797,983      4,797,983     4,825,987
                                 -----------    -----------    -----------   -----------    -----------    ----------

Basic earnings (loss) per
  share                         $      (.15)   $      (.13)   $      (.05)  $      (.06)   $          -   $       .07
                                 ===========    ===========    ===========   ===========    ===========      ========
Diluted earnings (loss) per
  share                         $      (.15)   $      (.13)   $      (.05)  $      (.06)   $          -   $       .07
                                 ===========    ===========    ===========   ===========    ===========      ========

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

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table sets forth selected accrued expenses and other current liabilities consisting of the following:

                                                                        As of:
                                                                        ------
                                         May 29, 2004       May 29, 2004      May 31, 2003      August 30, 2003
                                         ------------       ------------      ------------      ---------------
                                                                (Amounts in thousands)
                                                            (Previously        (Previously        (Previously
                                          (Restated)         Reported)          Restated)          Restated)

Straight line rent                         $     990          $     990         $     805          $     882
Other accrued expenses and current
      liabilities                              3,214              2,795             2,728              3,433
                                             -------            -------           -------           --------
                                           $   4,204          $   3,785         $   3,533          $   4,315
                                            ========           ========          ========           ========

NOTE 7 - SCHEDULE OF COMPREHENSIVE INCOME (LOSS)

The Schedule of Comprehensive Income (Loss) is as follows:

                                          Three Months Ended                            Six Months Ended
                                          ------------------                            ----------------
                                 May 29,        May 29,       May 31,        May 29,        May 29,        May 31,
                                  2004           2004           2003          2004           2004           2003
                                  ----           ----           ----          ----           ----           ----
                                                              (Amounts in thousands)
                                              (Previously   (Previously                   (Previously    (Previously
                               (Restated)      Reported)     Restated)     (Restated)      Reported)      Restated)

Net income (loss)              $      (720)   $      (600)   $      (251)  $      (305)   $       (12)   $       350

Other comprehensive
  income, net of taxes:
  Unrealized loss on
    investment in
    common stock                         -              -             28             -              -             16
  Reversal of unrealized
    gain due to sale of
    securities                           -              -              -           (72)           (72)             -
                                 ---------      ---------      ---------     ---------      ---------      ---------


Comprehensive income
    (loss)                     $      (720)   $      (600)   $      (223)  $      (377)   $       (84)   $       366
                                 =========      =========      =========     =========      =========      =========

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

                                             Three Months Ended                         Nine Months Ended
                                             ------------------                         -----------------
                                    May 29,       May 29,        May 31,       May 29,       May 29,       May 31,
                                      2004          2004          2003           2004          2004          2003
                                      ----          ----          ----           ----          ----          ----
                                   (Restated)   (Previously    (Previously    (Restated)   (Previously   (Previously
                                                 Reported)       Restated)                   Reported)     Restated)

Net sales                              100.0%        100.0%        100.0%         100.0%        100.0%        100.0%
Cost of merchandise
  sold, occupancy and
  distribution costs                    67.0          67.0          67.1           66.3          66.3          66.4
                                    --------      --------      --------       --------      --------      --------

Gross profit                            33.0          33.0          32.9           33.7          33.7          33.6
Selling general and
  administrative expenses               37.0          36.4          34.5           34.2          33.8          32.9
Gain from sale of securities               -             -             -            0.1           0.1             -
                                    ---------     ---------     ---------      --------      --------      --------

Income (loss) from operations           (4.0)         (3.4)         (1.6)          (0.4)          0.0           0.7
                                    ---------     ---------     ---------      ---------     --------      --------

Net income (loss)                       (2.6)%        (2.2)%        (0.9)%         (0.3)%        (0.0)%         0.4%
                                    =========     =========     =========      =========     ========      ========

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

Selling, general and administrative expenses increased for the three and nine months ended May 29, 2004 by $428,000 and $1,736,000, respectively, from the comparable prior periods. The increase for the current quarter was principally attributable to $241,000 of professional fees incurred in connection with the retention of SunTrust Robinson Humphrey, as described above, higher depreciation due to the acceleration for leasehold improvements of four closed stores aggregating $112,000 in the current quarter in accordance with Financial Accounting Standards Board Statement No.146 "Accounting for Costs Associated with Exit or Disposal Activities", and an increase in the group health insurance aggregate stop loss coverage, such increases were partially offset by a decrease in advertising costs as a result of one less newspaper circular, as mentioned above. The increase for the nine months ended May 29, 2004 was primarily due to the increase in professional fees and depreciation, as previously mentioned, an increase in advertising expense as a result of additional advertising and market penetration in the six months ended February 28, 2004 compared to the comparable period last year and higher insurance costs as a result of adverse market conditions when the Company's primary insurance policies were renewed in the third and fourth quarters last year and an increase in the group health insurance costs. Selling, general and administrative expenses, as a percentage of net sales, increased by 2.5% and 1.3% for the three and nine months ended May 29, 2004, respectively, compared to the comparable prior year periods principally due to these expenses increasing at a greater rate than net sales. Excluding the additional professional fees and depreciation mentioned above, selling, general and administrative expenses, as a percentage of net sales, increased by 1.2% and 1.0% for the three and nine months ended May 29, 2004, respectively, compared to the comparable prior year periods.

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

Net loss increased by $469,000 for the three months ended May 29, 2004, as compared to the prior comparable period. The increase in net loss resulted from a decrease in net sales and the related decrease in gross profit, in addition to an increase in selling, general and administrative expenses. Net income decreased by $655,000 for the nine months ended May 29, 2004, as compared to the prior period. The decrease in net income is primarily due to an increase in selling, general and administrative expenses that was partially offset by the increase in net sales and the related increase in gross profit in addition to the realized gain from the sale of securities.

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

Liquidity and Capital Resources

The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening expenses. During the nine months ended May 29, 2004, the Company relied on internally generated funds, credit made available by suppliers and short-term borrowings to finance inventories and new store openings. The Company's working capital decreased $422,000 for the nine months ended May 29, 2004 as compared to the August 30, 2003 amount.

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

Net cash used by operating activities for the nine months ended May 29, 2004 amounted to $1,843,000, and $937,000 was used for purchases of property and equipment. Net cash used by operating activities resulted primarily from a decrease in accounts payable-trade of $3,771,000 and decreases in accrued salaries and wages of $327,000 and accrued expenses and other current liabilities of $111,000 that were partially offset by a decrease in merchandise inventories of $2,418,000. During the nine months ended May 29, 2004, the Company opened one store, closed two stores, relocated two stores and was operating sixty-seven stores at the end of the period. During the remainder of the fiscal year ending August 28, 2004, the Company will open one additional new store and anticipates relocating one store and not closing any stores. Costs associated with the opening of new stores, including capital expenditures, inventory and pre-opening expenses, approximated $725,000 per store in fiscal 2003. These costs associated with the contemplated store openings in fiscal 2004 will be financed primarily from cash provided by operating activities, credit made available by suppliers to finance inventories and from the Company's bank line of credit. However, the Company will re-deploy assets of stores being closed to the new stores as opportunities arise in order to curtail the costs of opening stores. The Company believes that its cash at May 29, 2004, working capital generated from operations and cash available from the bank line of credit will be sufficient for the Company's operating needs for at least the next 12 months.

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

The following table details future projected payments for the Company's significant contractual obligations as of May 29, 2004:

                                                            Computer and
                                                          Other Technology
                                Operating Leases        Related Commitments            Total
   Three Months Ending:
           2004                    $  2,445,809            $   111,475              $   2,557,284
    Fiscal Year Ending:
           2005                       9,644,415                 98,761                  9,743,176
           2006                       8,381,106                 55,061                  8,436,167
           2007                       7,060,410                  1,519                  7,061,929
           2008                       5,767,464                      0                  5,767,464
        Thereafter                   13,150,174                      0                 13,150,174
                                     ----------              ---------                 ----------
                                   $ 46,449,378            $   266,816               $ 46,716,194
                                    ===========              =========                ===========

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

PART II - OTHER INFORMATION

Items 1.-5.   Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits
      10.1 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of John Alberto
      10.2 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Steven B. Barnett
      10.3 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Patricia Dahlem
      10.4 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Jeffrey C. Gerstel
      10.5 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Judith Lombardo
      10.6 Change of Control Agreement, effective May 12, 2004 made by the Company on behalf of Bruce Miller
      10.7 Change of Control Agreement, effective May 12, 2004made by the Company on behalf of Leonard Settanni
      99.1 Certification of Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
      99.2 Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

SIGNATURE                    TITLE(S)                        DATE

/S/ STEVEN B. BARNETT        Executive Vice President,       September 20, 2004
----------------------       Acting Chief Financial Officer
 Steven B. Barnett

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


                                            RAG SHOPS, INC.



                                            By: /S/ Jeffrey C. Gerstel
                                            --------------------------
                                            Name: Jeffrey C. Gerstel
                                            Title: President

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


                                            RAG SHOPS, INC.



                                            By: /S/ Jeffrey C. Gerstel
                                            --------------------------
                                            Name: Jeffrey C. Gerstel
                                            Title: President

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


                                            RAG SHOPS, INC.



                                            By: /S/ Jeffrey C. Gerstel
                                            --------------------------
                                            Name: Jeffrey C. Gerstel
                                            Title: President

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


                                            RAG SHOPS, INC.



                                            By: /S/ Stanley Berenzweig
                                            --------------------------
                                            Name: Stanley Berenzweig
                                            Title:   Chief Executive Officer

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


                                            RAG SHOPS, INC.



                                            By: /S/ Jeffrey C. Gerstel
                                            --------------------------
                                            Name: Jeffrey C. Gerstel
                                            Title: President

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


                                            RAG SHOPS, INC.



                                            By: /S/ Jeffrey C. Gerstel
                                            --------------------------
                                            Name: Jeffrey C. Gerstel
                                            Title: President

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


                                            RAG SHOPS, INC.



                                            By: /S/ Jeffrey C. Gerstel
                                            --------------------------
                                            Name: Jeffrey C. Gerstel
                                            Title: President

                                  EXHIBIT 99.1



                                 RAG SHOPS, INC.
                    CERTIFICATION OF CHIEF OPERATING OFFICER
                                   PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

        The undersigned, Jeffrey C. Gerstel, the Chief Operating Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended May 29, 2004 (the "Report").

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


                                                  /S/ Jeffrey C. Gerstel
                                                  ----------------------
                                                  Chief Operating Officer

                                  EXHIBIT 99.2

                                 RAG SHOPS, INC.
              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

        The undersigned, Steven B. Barnett, the Acting Chief Financial Officer of Rag Shops, Inc. (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the quarter ended May 29, 2004 (the "Report").

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