Form 10-K/A
period 2003-08-30
RAG SHOPS INC
filed 2005-02-08
CIK 874385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-19194

RAG SHOPS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0333503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

111 WAGARAW ROAD HAWTHORNE, NEW JERSEY	07506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 423-1303

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

Yes   ☒                               No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange act Rule 12b-2).

Yes   ☐                               No   ☒

As of October 27, 2003, there were outstanding 4,797,983 shares of Common Stock. Based on the price at which stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $8,785,745.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2003 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

Certain exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 and Amendment No. 1 thereto, as listed in response to Item 14(a)(3).

EXPLANATORY NOTE – AMENDMENT

This Amendment No. 2 to the Annual Report on Form 10-K for the annual period ended August 30, 2003, as previously amended, is being filed to amend the following: (i) the Explanatory Note and Part II, Item 8. “Financial Statements and Supplementary Data”, Note 1 to Rag Shops’ Notes to Consolidated Financial Statements, in each case, to provide greater detail regarding the Company’s previous disclosures about shares of common stock received in connection with the demutualization of Principal Financial Group, Inc., (ii) Part I, Item 14. “Controls and Procedures” to correct and update the disclosures contained therein and (iii) to correct Part IV, Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K” to provide updated certifications adopted pursuant to the Sarbanes-Oxley Act of 2002.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-K for the annual period ended August 30, 2003, as originally filed on November 21, 2003, and subsequently amended by Form 10-K/A, originally filed on January 28, 2004 that was affected has been amended to the extent affected by the referenced amendment/correction and restated in its entirety. All other financial information and disclosures not otherwise amended hereby remain unchanged.

In December 2003, the Company received a check from Principal Financial Group, Inc. (“Principal”) reflecting dividends payable in connection with common stock of Principal. Receipt of the dividend check prompted a Company inquiry which revealed that, due to its ownership of certain life insurance policies issued by Principal Life Insurance Company, a subsidiary of Principal, and maintained by the Company for certain key executive officers, the Company had received 9,766 shares of Principal’s common stock (the “Shares”) in December 2001 as consideration in the demutualization of Principal’s predecessor.  The effective date of the demutualization was in October 2001 and the Shares were issued in December 2001 to one of the Company’s subsidiaries, the owner of the life insurance policies.  The Shares were issued in book-entry form as uncertificated shares and maintained in an account with Mellon Investor Services established by Principal in connection with its demutualization transaction. The Company had not previously recognized or recorded the Shares issued pursuant to such event as it did not discover the existence and its ownership of the common stock because the Company received no communications regarding the demutualization plan, the demutualization compensation or the resultant issuance of the common stock until its receipt in December 2003 of the dividend check which prompted the Company’s inquiries in this regard.  Since the common stock was issued in book-entry form and since the Company continued to receive premium invoices relating to the insurance coverage, no other communications, indications or events occurred which would have prompted earlier inquiry and, therefore, earlier discovery of the stock.  Upon its inquiries, the Company determined that a prior dividend check had been issued in December 2002; this check was never received and, accordingly, never cashed (though upon the determination that such amount was owed to the Company, upon the Company’s request, a replacement check was issued subsequently and cashed in January 2004).

The failure to recognize or record the Shares resulted in an error in the previously issued financial statements which prompted the Company to determine to restate prior financial statements to properly reflect the transaction in the first quarter of fiscal year 2002.  In its restated financial statements, the Company has recorded the then fair market value ($180,671) of the Shares as part of operating income as of October 2001, in accordance with Emerging Issues Task Force Issue No. 99-4, “Accounting for Stock Received from the Demutualization of a Mutual Insurance Company”. The Company has classified its holding in the Shares as “available-for-sale” pursuant to Statement of Financial Accounting Standards No. 115 “Accounting for Investments”, whereby the investment will be carried at fair market value and subsequent changes in the market value of the investment will be reflected as an unrealized gain or loss in the stockholders’ equity section of the balance sheets, net of deferred income taxes. Other Comprehensive Income will be presented for all periods pursuant to Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” either in the Consolidated Statements of Changes in Stockholders’ Equity or Notes to Consolidated Financial Statements. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains or losses, net of income taxes arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company’s available-for-sale security, net of taxes.

The fair market value of the Shares as of the close of business on August 30, 2003 was $307,238. Please refer to amendments to periodic reports filed with the Securities and Exchange Commission for periods between December 1, 2001 and November 29, 2003 for related restatements. Refer to Note 1 – Recent Developments in the Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created hereby.  Such forward-looking statements include those regarding the Company’s future results in light of current management activities, and involve known and unknown risks, including competition within the craft and fabric retail industry, weather-related changes in the selling cycle, and other uncertainties (including those risk factors referenced in the Company’s filings with the Securities and Exchange Commission).

PART I

Item 14.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include processes to accumulate and communicate relevant information to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of our disclosure controls and procedures within 90 days of the filing date of the Company’s original Annual Report on Form 10-K for the fiscal year ended August 30, 2003. Based upon this evaluation, our management determined that the Company’s disclosure controls and procedures were adequate.

While the Company has previously restated its consolidated financial statements for the quarter ended March 1, 2003 to correct the Company’s understatement of its merchandise inventory resulting from the modification of agreements relating to consignment arrangements between the Company and two suppliers that transferred ownership at no cost to the Company for certain inventory previously received by the Company on a consignment basis that was not recorded in the Company’s consolidated financial statements and, as such, the modifications of its agreements with such suppliers were unique and obscure transactions which occurred concurrently. Such modifications were outside of the Company’s usual and customary purchasing and procurement methods and procedures and the changes in accounting necessitated by the modifications were similarly atypical.

The Company has now further restated its financial statements to reflect the issuance of common stock received upon the demutualization of Principal Life Insurance Company (“Principal”) as more fully described in Note 1 to the Notes to Consolidated Financial Statements.  The Company did not discover the existence and its ownership of Principal’s common stock because the Company received no communications regarding the demutualization plan, the demutualization compensation or the resultant issuance of Principal’s common stock until its receipt in December 2003 of a check reflecting the second dividend payment in connection with Principal’s common stock which prompted the Company’s inquiries in this regard.

Subsequent to management’s identification of the noted errors in our financial statements, in each case, the errors were reported by management to the Company’s Audit Committee and to its independent certified public accountants, Grant Thornton LLP, who, at the time, concurred with management’s assessment of the errors and their impact on the overall effectiveness of the Company’s internal controls and procedures.  Subsequent analyses by the auditors have resulted in the conclusion that certain material weaknesses in internal controls existed.  The auditors have provided a letter to management and the Audit Committee, dated November 3, 2004 to such effect.

Management notes that, with respect to the inventory understatement, the error in the inventory ledger was the direct result of clerical error caused by the combination of personnel turnover, ineffective instruction to processing personnel responsible for implementing the accounting effect of the modifications and insufficient oversight and review.  In December 2003, subsequent to the discovery of the error but prior to the issuance of the weakness letter by the Company’s auditors, the Company established a two-tiered review process for the inventory ledger involving review at both the floor supervisor and controller levels which is intended to enhance the identification of any issues in the computation of inventory in the future.  This modification of internal controls was part of the Company’s continuous evaluation and efforts to improve internal controls though, not considered material enough to identify as a change in internal controls.

In October 2004, the Company ceased to be a public company.  The Company’s Chief Executive Officer and Chief Financial Officer oversee the establishment of formalized policies and procedures throughout the organization and fully evaluate the system of internal controls.  We believe that our disclosure controls and procedures have improved due to the scrutiny over such matters by our management.  We note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objective of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based, in part, on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  However, we believe that our disclosure controls and procedures do provide reasonable assurance that the objectives of our system of disclosure controls and procedures have been met.  Based, in part, upon the noted changes, our CEO and CFO believe that, as of the filing date of this report, our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II

Item 8.  Financial Statements and Supplementary Data

See Item 15(a) in Part IV.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Notes to Consolidated Financial Statements

(b)	REPORTS ON FORM 8-K – The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

(c)	EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Acting Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Acting Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Acting Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(d)	FINANCIAL STATEMENT SCHEDULES – None are required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Dated: February 8, 2005	RAG SHOPS, INC.

	By:	/s/ Stephen G. Marble
Stephen G. Marble
Acting Chief Executive Officer

	By:	/s/ Steven B. Barnett
Steven B. Barnett
Acting Principal Financial Officer and Acting Principal Accounting Officer

RAG SHOPS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Rag Shops, Inc. are included in response to Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended August 30, 2003 (restated), August 31, 2002 (previously restated) and September 1, 2001

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Rag Shops, Inc.

We have audited the accompanying consolidated balance sheets of Rag Shops, Inc. and Subsidiaries as of August 30, 2003 and August 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the three years in the period ended August 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 1 Recent Developments, the accompanying financial statements as of and for the years ended August 30, 2003 and August 31, 2002 have been restated.

GRANT THORNTON LLP

Edison, New Jersey

November 13, 2003,  except for the item titled “Recent Developments”

in Note 1, as to which the date is February 4, 2005

RAG SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Previously restated and restated)

			Additional	Unamortized Restricted		Unrealized Gain on Investment in Common
	Common Stock		Paid-In	Stock	Retained	Stock, net	Treasury
	Shares	Dollars	Capital	Awards	Earnings	of taxes	Stock	Total
						(See Note 1)

BALANCE, SEPTEMBER 2, 2000	4,828,463	$48,285	$6,242,293	$(12,100)	$17,455,512	$0	$(64,074)	$23,669,916

Amortization of restricted stock awards	0	0	0	4,384	0	0	0	4,384

Forfeiture of restricted stock awards	(2,400)	(24)	(4,627)	4,651	0	0	0	0

Net income	0	0	0	0	46,121	0	0	46,121

BALANCE, SEPTEMBER 1, 2001	4,826,063	48,261	6,237,666	(3,065)	17,501,633	0	(64,074)	23,720,421

Amortization of restricted stock awards	0	0	0	739	0	0	0	739

Forfeiture of restricted stock awards	(1,200)	(12)	(2,314)	2,326	0	0	0	0

Unrealized gain on investment in common stock, net Of taxes	0	0	0	0	0	58,277	0	58,277

Net income	0	0	0	0	389,172	0	0	389,172

Total comprehensive income								447,449

BALANCE, AUGUST 31, 2002
(Previously Restated)	4,824,863	48,249	6,235,352	0	17,890,805	58,277	(64,074)	24,168,609

Unrealized gain on investment in common stock, net Of taxes	0	0	0	0	0	14,166	0	14,166

Net loss	0	0	0	0	(705,395)	0	0	(705,395)

Total comprehensive Income (loss)								(691,229)

BALANCE, AUGUST 30, 2003 (Restated) (See Note 1)	4,824,863	$48,249	$6,235,352	$0	$17,185,410	$72,443	$(64,074)	$23,477,380

The accompanying notes are an integral part of these consolidated financial statements.

RAG SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 30, 2003, AUGUST 31, 2002 AND SEPTEMBER 1, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

RECENT DEVELOPMENTS

In December 2003, the Company received a check from Principal Financial Group, Inc. (“Principal”) reflecting dividends payable in connection with common stock of Principal. Receipt of the dividend check prompted a Company inquiry which revealed that, due to its ownership of certain life insurance policies issued by Principal Life Insurance Company, a subsidiary of Principal, and maintained by the Company for certain key executive officers, the Company had received 9,766 shares of Principal’s common stock (the “Shares”) in December 2001 as consideration in the demutualization of Principal’s predecessor.  The effective date of the demutualization was in October 2001 and the Shares were issued in December 2001 to one of the Company’s subsidiaries, the owner of the life insurance policies.  The Shares were issued in book-entry form as uncertificated shares and maintained in an account with Mellon Investor Services established by Principal in connection with its demutualization transaction. The Company had not previously recognized or recorded the Shares issued pursuant to such event as it did not discover the existence and its ownership of the common stock because the Company received no communications regarding the demutualization plan, the demutualization compensation or the resultant issuance of the common stock until its receipt in December 2003 of the dividend check which prompted the Company’s inquiries in this regard.  Since the common stock was issued in book-entry form and since the Company continued to receive premium invoices relating to the insurance coverage, no other communications, indications or events occurred which would have prompted earlier inquiry and, therefore, earlier discovery of the stock.  Upon its inquiries, the Company determined that a prior dividend check had been issued in December 2002; this check was never received and, accordingly, never cashed (though upon the determination that such amount was owed to the Company, upon the Company’s request, a replacement check was subsequently issued and cashed in January 2004).

The failure to recognize or record the Shares resulted in an error in the previously issued financial statements which prompted the Company to determine to restate prior financial statements to properly reflect the transaction in the first quarter of fiscal year 2002.  In its restated financial statements, the Company has recorded the then fair market value ($180,671) of the Shares as part of operating income as of October 2001, in accordance with Emerging Issues Task Force Issue No. 99-4, “Accounting for Stock Received from the Demutualization of a Mutual Insurance Company”. The Company has classified its holding in the Shares as “available-for-sale” pursuant to Statement of Financial Accounting Standards No. 115 “Accounting for Investments”, whereby the investment will be carried at fair market value and subsequent changes in the market value of the investment will be reflected as an unrealized gain or loss in the stockholders’ equity section of the balance sheets, net of deferred income taxes. Other Comprehensive Income will be presented for all periods pursuant to Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” either in the Consolidated Statements of Changes in Stockholders’ Equity or Notes to Consolidated Financial Statements. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains or losses, net of income taxes arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company’s available-for-sale security, net of taxes.

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

The following tables show the impact of the restatement from the previously filed financial statements, as of August 30, 2003 and for the fiscal year then ended:

	Previously Reported	Adjustments	Restated
		(Amounts in thousands)

Current assets – Investment in common stock	$—	$307	$307
Deferred income taxes – long term	459	(135)	324
Stockholders’ equity – Unrealized gain on investment in common stock, net of taxes	—	72	72
Stockholders’ equity – Retained earnings	17,086	100	17,186
Other comprehensive income	—	14	14
Total comprehensive income	(705)	14	(691)

The following tables show the impact of the restatement from the previously filed financial statements, as of August 31, 2002 and for the fiscal year then ended:

	Previously Reported	Adjustments	Restated
	(Amounts in thousands except earnings per share)

Current assets – Investment in common stock	$—	$286	$286
Deferred income taxes – long term	497	(129)	368
Stockholders’ equity – Unrealized gain on investment in common stock, net of taxes	—	58	58
Stockholders’ equity – Retained earnings	17,791	100	17,891
Gain from demutualization	—	181	181
Provision for income taxes	236	81	317
Net income	289	100	389
Other comprehensive income	—	58	58
Total comprehensive income	289	158	447
Earnings per share – Basic	$0.06	$0.02	$0.08
Earnings per share – Diluted	$0.06	$0.02	$0.08

The Company did not previously file a Schedule of Comprehensive Income as there were no differences between net income and total comprehensive income. The Schedule of Comprehensive Income is as follows:

	Fiscal Year Ended
	August 30, 2003	August 31, 2002
	(Amounts in thousands)

Net income (loss)	$(705)	$389
Other comprehensive income, net of taxes:
Unrealized gain on investment in common Stock	14	58

Total comprehensive income (loss)	$(691)	$447

RAG SHOPS, INC.

INDEX TO EXHIBITS

EXHIBITS NUMBER	DESCRIPTION OF EXHIBIT

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Acting Chief Executive Officer Pursuant to
Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Acting Chief Financial Officer Pursuant to
Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Acting Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2	Certification of Acting Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

E-1