Form 10-Q/A
period 2003-11-29
RAG SHOPS INC
filed 2005-02-08
CIK 874385

FORM 10-Q/A
(Amendment No. 2)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File No. 0-19194

RAG SHOPS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	51-0333503
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

111 WAGARAW ROAD
HAWTHORNE, NEW JERSEY	07506
(Address of principal executive	(Zip Code)
offices)

(973) 423-1303

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT DECEMBER 31, 2003
Common stock, par value $.01	4,797,983

EXPLANATORY NOTE – AMENDMENT

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended November 29, 2003 is being filed to amend the disclosure (i) in Part I, Item 1. “Financial Statements”, Note 1 to Rag Shops’ Notes to Consolidated Financial Statements to provide greater detail regarding Rag Shops’ previous disclosures about shares of common stock received in connection with the demutualization of Principal Financial Group, Inc., (ii) in Part I, Item 4.  “Controls and Procedures” and (iii) to correct Part II, Item 6 “Exhibits and Reports on Form 8-K” to provide updated certifications adopted pursuant to the Sarbanes-Oxley Act of 2002.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RAG SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED NOVEMBER 29, 2003 AND NOVEMBER 30, 2002

NOTE 1 – BASIS OF PRESENTATION

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

The fair market value of the Shares as of the close of business on November 29, 2003 was $323,352. Amendments to previous reports of the Company filed with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended, will be filed expeditiously and will include restatement of the financial statements therein, respectively, summarized as follows:

	Current							Earnings
	assets	Deferred	Stockholders’ Equity			Provision		per share
	Investment	income	Unrealized			for	Net	Basic	Total
	in common	taxes-	gain, net	Retained	Gain from	income	income	and	comprehensive
	stock	long term	of taxes	earnings	demutualization	taxes	(loss)	Diluted	income
	(Amounts in thousands except earnings per share)

Quarterly Period Ended December 1, 2001
Reported	$—	$436	$—	$18,892	$—	$888	$1,390	$0.29	$1,390
Restated	224	336	24	18,992	181	969	1,490	0.31	1,514

Quarterly Period Ended March 2, 2002
Reported	—	436	—	19,021			129		129
Restated	242	328	34	19,121			129		139

Quarterly Period Ended June 1, 2002
Reported	—	436	—	19,111			90		90
Restated	297	303	64	19,211			90		120

Fiscal Year Ended August 31, 2002
Reported	—	497	—	17,791	—	236	290	0.06	290
Restated	286	369	58	17,891	181	317	390	0.08	448

Quarterly Period Ended November 30, 2002
Reported	—	497	—	18,302			511		511
Restated	283	370	56	18,402			511		509

Quarterly Period Ended March 1, 2003
Reported	—	497	—	18,393			91		91
Restated	269	374	46	18,493			91		81

Quarterly Period Ended May 31, 2003
Reported	—	497	—	18,141			(251)		(251)
Restated	310	361	74	18,241			(251)		(223)

Fiscal Year Ended August 30, 2003
Reported	—	459	—	17,086			(705)		(705)
Restated	307	324	72	17,186			(705)		(691)

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

Item 4.             Controls and Procedures

Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include processes to accumulate and communicate relevant information to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of our disclosure controls and procedures as of the date of the filing of the original Quarterly Report on Form 10-Q for the quarter ended November 29, 2003.  Based upon this evaluation, our management determined that the Company’s disclosure controls and procedures were adequate.

We restated our unaudited condensed consolidated statements of operations and cash flows for each of the quarterly periods in the 2004 fiscal year and the unaudited condensed consolidated balance sheets as of November 29, 2003, February 28, 2004 and May 29, 2004 to correct an underaccrual for medical benefits expense resulting from the Company’s application of the wrong stop loss attachment factor.  For a full description of the restatement, see Note 1 to the Notes to Consolidated Financial Statements.

The Company has previously restated its financial statements to reflect the issuance of common stock received upon the demutualization of Principal Life Insurance Company (“Principal”) as more fully described in Note 1 to the Notes to Consolidated Financial Statements.  The Company did not discover the existence and its ownership of Principal’s common stock because the Company received no communications regarding the demutualization plan, the demutualization compensation or the resultant issuance of the common stock until its receipt in December 2003 of a check reflecting the second dividend payment in connection with Principal’s common stock which prompted the Company’s inquiries in this regard.

Subsequent to management’s identification of these errors in our financial statements, the errors were reported by management to the Company’s Audit Committee and to its independent public accountants, Grant Thornton LLP, who, at the time, concurred with management’s assessment of the errors and their impact on the overall effectiveness of the Company’s internal controls and procedures.

At the time the error was discovered, the auditors advised management that, as to the medical benefits underaccrual, the failure to obtain a written countersigned amendment to the Company’s health insurance plan to reflect the current year renewal changes, including increased attachment factors and to effectively communicate the applicable increased attachment factors to accounting personnel for use in determining the required self-insurance accruals recorded on a monthly basis constitutes a material weakness in the Company’s internal controls and procedures over financial reporting. The Company concurred with this determination and has previously disclosed this and management is in the process of revising its procedures to address this deficiency.

The auditors have provided a letter to management and the Audit Committee, dated November 3, 2004, formally indicating, among other things, this determination regarding the material weakness in internal controls which allowed the underaccrual in medical benefits expense to go undetected as well as the determination that a material weakness existed which allowed the issuance of stock in the demutualization to go undiscovered.

In October 2004, the Company ceased to be a public company.  The Company’s Chief Executive Officer and Chief Financial Officer oversee the establishment of formalized policies and procedures throughout the organization and fully evaluate the system of internal controls.  We believe that our disclosure controls and procedures have improved due to the scrutiny over such matters by our management.  We note, however, that a control system no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based, in part, on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  However, we believe that our disclosure controls and procedures do provide reasonable assurance that the objectives of our system of disclosure controls and procedures have been met.  Based, in part, upon the noted changes, our CEO and CFO believe that, as of the filing date of this report, our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II - OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

  (a) Exhibits

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

RAG SHOPS, INC.

Date: February 8, 2005	/s/ Stephen G. Marble
Stephen G. Marble
Acting Chief Executive Officer

Date: February 8, 2005	/s/ Steven B. Barnett
Steven B. Barnett
Acting Principal Financial Officer and
Acting Principal Accounting Officer