Form 10-Q/A
period 2004-02-28
RAG SHOPS INC
filed 2005-02-08
CIK 874385

FORM 10-Q/A

(Amendment No. 2)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE – AMENDMENT

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2004 is being filed to correct Part II, Item 6 “Exhibits and Reports on Form 8-K” to provide updated certifications adopted pursuant to the Sarbanes-Oxley Act of 2002.

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