Form 10-Q/A
period 2004-05-29
RAG SHOPS INC
filed 2005-02-08
CIK 874385

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

EXPLANATORY NOTE – AMENDMENT

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended May 29, 2004 is being filed to correct Part II, Item 6 “Exhibits and Reports on Form 8-K” to provide updated certifications adopted pursuant to the Sarbanes-Oxley Act of 2002.

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